Form 10KSB
period 1995-12-31
AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
filed 1996-03-15
CIK 819577

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             Of The Securities Exchange Act Of 1934

          For the Fiscal Year Ended:  December 31, 1995

                Commission file number:  0-17467

             AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
         (Name of Small Business Issuer in its Charter)

            State of Minnesota                 41-1603719
     (State or other Jurisdiction of       (I.R.S. Employer)
      Incorporation or Organization)      Identification No.)

  1300 Minnesota World Trade Center, St. Paul, Minnesota 55101
            (Address of Principal Executive Offices)

                          (612) 227-7333
                   (Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act:
                                   Name of each exchange on
       Title of each class             which registered
             None                             None

Securities registered pursuant to Section 12(g) of the Act:

                    Limited Partnership Units
                        (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  [X]       No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.    [X]

The  Issuer's  revenues  for year ended December  31,  1995  were
$2,215,115

As of February 29, 1996, there were 23,086.79 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $23,086,790.


               DOCUMENTS INCORPORATED BY REFERENCE

 The registrant has not incorporated any documents by reference into this report.

         Transitional Small Business Disclosure Format:

                         Yes       No  [X]


                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

        AEI Real Estate Fund XVII Limited Partnership (the "Partnership" or the "Registrant") is a limited partnership which was organized pursuant to the laws of the State of Minnesota on February 2, 1988. The registrant is comprised of AEI Fund Management XVII, Inc. (AFM) as Managing General Partner, Robert
P. Johnson as the Individual General Partner, and purchasers of partnership units as Limited Partners. The Partnership offered for sale up to $30,000,000 of limited partnership interests (the "Units") (30,000 Units at $1,000 per Unit) pursuant to a registration statement effective November 2, 1987. The Partnership commenced operations on February 10, 1988 when minimum subscriptions of 2,000 Limited Partnership Units ($2,000,000) were accepted. The Partnership's offering terminated November 1, 1988 when the one-year offering period expired. The Partnership received subscriptions for 23,388.7 Limited Partnership Units ($23,388,700).

        The Partnership was organized to acquire, initially on a debt-free basis, existing and newly constructed commercial properties located in the United States, to lease such properties to tenants under triple net leases, to hold such properties and to eventually sell such properties. From subscription proceeds, the Partnership purchased twenty properties, including partial interests in eight properties, totaling $20,026,239. The balance of the subscription proceeds was applied to organization and syndication costs, working capital reserves and distributions, which represented a return of capital. The properties are all commercial, single tenant buildings leased under triple net leases.

       The Partnership will hold its properties until the General Partners determine that the sale or other disposition of the properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell properties, the General Partners will consider factors such as potential appreciation, net cash flow and income tax considerations. In addition, certain lessees have been granted options to purchase properties after a specified portion of the lease term has elapsed. It is anticipated that the Partnership will sell its properties within twelve years after acquisition. At any time prior to selling the properties, the Partnership may mortgage one or more of its properties in amounts not exceeding 50% of the fair market value of the property.

Leases

       Although there are variations in the specific terms of the leases, the following is a summary of the general terms of the Partnership's leases. The properties are leased to various tenants under noncancelable triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses for the property. The initial lease terms are for 15 to 20 years. The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions.

        Most of the leases provide the lessee with two five-year renewal options subject to the same terms and conditions as the initial lease. Certain lessees have been granted options to purchase the property. Depending on the lease, the purchase price is either determined by a formula, or is the greater of the fair market value of the property or the amount determined by a formula. In all cases, if the option were to be exercised by the lessee, the purchase price would be greater than the original cost of the property.


ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

        On April 22, 1993, the Partnership sold a 13.4893% interest in the Applebee's restaurant in Virginia Beach, Virginia to an unrelated third party. The Partnership received net sale proceeds of $235,488 which resulted in a net gain of $83,739. The Partnership owned the Virginia Beach property as tenants-in-common with the unrelated third party. The management of the property was governed by a co-tenancy agreement between the Partnership and the unrelated third party, which granted the Partnership the authority to control the management of the property.

        In September, 1995, the lessee exercised an option in the Lease Agreement to purchase the property. On November 8, 1995, the sale closed with the parties receiving net sale proceeds of $1,741,224, which resulted in a net gain of $679,964. At the time of sale, the cost and related accumulated depreciation was $1,279,192 and $217,932, respectively. The Partnership's share of the net sale proceeds and net gain was $1,496,613 and $596,181, respectively.

        In March 1995, the lessee of the Applebee's restaurant in Columbia, South Carolina, exercised an option in the Lease Agreement to purchase the property. On July 28, 1995, the sale closed with the Partnership receiving net sale proceeds of $715,545 which resulted in a net gain of $307,167. At the time of sale, the cost and related accumulated depreciation of the property was $534,974 and $126,596, respectively.

        In July 1995, the lessee of the Applebee's restaurant in Hampton, Virginia, exercised an option in the Lease Agreement to purchase the property. On August 31, 1995, the sale closed with the Partnership receiving net sale proceeds of $1,747,127 which resulted in a net gain of $661,866. At the time of sale, the cost and related accumulated depreciation of the property was $1,287,072 and $201,811, respectively.

       On October 25, 1995, the Partnership sold two of the Jiffy Lube Auto Care Centers to the lessee. The Partnership recognized net sale proceeds of $322,442, which resulted in a net gain of
$78,244 for the Jiffy Lube in Garland, Texas. At the time of sale, the cost and related accumulated depreciation was $303,108 and $58,910, respectively. The Partnership recognized net sale proceeds of $483,653, which resulted in a net gain of $112,985 for one of the Jiffy Lube's in Dallas, Texas. At the time of sale, the cost and related accumulated depreciation was $454,300 and $83,632, respectively.

         In September, 1995, the lessee of the Applebee's restaurant in Richmond, Virginia exercised an option in the Lease Agreement to purchase the property. On October 30, 1995, the sale closed with the Partnership receiving net sale proceeds of $1,905,438, which resulted in a net gain of $746,293. At the time of sale, the cost and related accumulated depreciation was $1,375,732 and $216,587, respectively.

         In January, 1996, the Cheddar's restaurant in Indianapolis, Indiana was destroyed by a fire. The Partnership has reached a preliminary agreement with the tenant and insurance company which calls for demolition of the building and payment to the Partnership of approximately $428,000 for the building and equipment and approximately $50,000 for lost rent. The property will not be rebuilt and the Partnership will list the land for sale. The Partnership's cost and related accumulated depreciation in the building and equipment at December 31, 1995 was $512,433 and $182,863, respectively. The settlement would result in a net gain of approximately $98,430. The Partnership's cost of the land is $261,644.

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

        The Managing General Partner is in the process of preparing a proxy statement to propose an amendment to the Limited Partnership Agreement that would allow the Partnership to reinvest the majority of the sales proceeds in additional properties. If the amendment is approved, a property the Partnership may purchase is a Tractor Supply Company Store in Tupelo, Mississippi. The purchase price will be approximately $1,300,000. The property will be leased to Tractor Supply Company under a Lease Agreement with a primary term of 14 years and annual rental payments of approximately $139,750.

        The Partnership owns a 65% interest in the J.T. McCord's property in Mesquite, Texas. In December, 1995, the Partnership took possession of the property after the lessee was unable to perform under the terms of the Lease. The property is currently listed for sale or lease. While the property is being re-leased or sold, the Partnership is responsible for the real estate taxes and other costs required to maintain the property.

        The Partnership owns a 65.09% interest in the Sizzler restaurant at the King's Island Theme Park near Cincinnati, Ohio and a 100% interest in a Sizzler restaurant on Fields Ertel Road in Cincinnati, Ohio. In November, 1993, after reviewing the lessee's operating results, the Partnership determined that the lessee would be unable to operate the restaurant in a manner capable of maximizing the restaurants' sales. Consequently, at the direction of the Partnership, a multi-unit restaurant operator assumed operation of the restaurants while the Partnership reviewed the available options.

       In January, 1994, the Partnership closed the restaurant at King's Island and listed it for sale or lease. While the property is being re-leased or sold, the Partnership is responsible for the real estate taxes and other costs required to maintain the property. The Partnership agreed to indemnify the
operator  against  operating  deficits  while  it  reviewed   the
available options.

       On July 15, 1994, the Partnership re-leased the Sizzler on
Fields Ertel Road to Fields Ertel Foods, Inc. (FEF).  FEF was not
able  to  profitably  operate  the  restaurant  and  closed   the
restaurant.

       The Partnership has reached a verbal agreement to re-lease
the  property  on Fields Ertel Road to FFT Cincinnati  Ltd.   The
lease is expected to be signed in March, 1996.

Major Tenants

        During 1995, four of the Partnership's lessees each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 75% of the Partnership's total rental revenue in 1995. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of the Partnership's total rental revenue in 1996 and future years. The only exception is the tenant in the Applebee's properties will not continue to be major tenant since the properties were sold in 1995. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

Competition

        The Partnership is a minor factor in the commercial real estate business. There are numerous entities engaged in the commercial real estate business which have greater financial resources than the Partnership. At the time the Partnership elects to dispose of its properties, the Partnership will be in competition with other persons and entities to find buyers for its properties.

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

Employees

        The  Partnership  has  no direct  employees.   Management
services   are  performed  for  the  Partnership  by   AEI   Fund
Management, Inc., an affiliate of AFM.

ITEM 2.   DESCRIPTION OF PROPERTIES.

Investment Objectives

        The Partnership's investment objectives were to acquire existing or newly-developed commercial properties throughout the United States that offer the potential for (i) preservation and protection of the Partnership's capital; (ii) partially tax-deferred cash distributions from operations which may increase through rent participation clauses or mandated rent increases; and (iii) long-term capital gains through appreciation in value of the Partnership's properties realized upon sale. The Partnership does not have a policy, and there is no limitation, as to the amount or percentage of assets that may be invested in any one property. However, to the extent possible, the General Partners attempt to diversify the type and location of the Partnership's properties.

Description of Properties

        The Partnership's properties are all commercial, single tenant buildings. All the properties were acquired on a debt-free basis and are leased to various tenants under noncancelable triple net leases, which are classified as operating leases. The Partnership holds an undivided fee simple interest in the properties. At any time prior to selling the properties, the Partnership may mortgage one or more of its properties in amounts not exceeding 50% of the fair market value of the property.

        The Partnership's properties are subject to the general competitive conditions incident to the ownership of single tenant investment real estate. Since each property is leased under a long-term lease, there is little competition until the Partnership decides to sell the property. At this time, the Partnership will be competing with other real estate owners, on both a national and local level, in attempting to find buyers for the properties. In the event of a tenant default, the Partnership would be competing with other real estate owners, who have property vacancies, to attract a new tenant to lease the property. The Partnership's tenants operate in industries that are very competitive and can be affected by factors such as changes in regional or local economies, seasonality and changes in consumer preference.

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 1995.

                                    Total Property
                          Purchase   Acquisition                Annual Lease
Property                     Date       Costs      Lessee         Payment

J. T. McCord's Restaurant
   Mesquite, TX
   (65%)                   2/12/88  $  956,343       (F1)

Cheddar's Restaurant                                 Phaedra
   Indianapolis, IN                                Partners III,
   (50%)                   2/16/88  $  774,077       Ltd.        $   99,375


ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

                                     Total Property
                        Purchase      Acquisition               Annual Lease
Property                  Date           Costs      Lessee        Payment

Jiffy Lube Auto Care Center                       Jiffy Lube
   Dallas, TX                                   International
   (75%)                   3/1/88   $  454,624  of Maryland,Inc. $   56,925

am/pm Convenience Store                         B. Wells O'Brien
   Carson City, NV        11/9/88   $  703,871        & Co.      $  103,263

Taco Cabana Restaurant                            Texas Taco
   San  Marcos,  TX      11/15/88   $1,013,505   Cabana,  L.P.   $  151,352

Danny's Family Car Wash                           Apache Car
   Phoenix, AZ             2/9/89   $1,688,271    Wash, Inc.     $  227,757

                                                  Huntington
Denny's Restaurant                                Restaurants
   Casa Grande, AZ         3/1/89   $  721,420    Group, Inc.    $   96,856

Children's World                                Children's World
Daycare Center                                      Learning
   St. Louis, MO          9/29/89   $  950,627    Centers, Inc.  $  111,016

Children's World                                Children's World
Daycare Center                                      Learning
   Merrimack,  NH         9/29/89   $1,159,242    Centers,  Inc. $  135,914

Children's World                                 Children's World
Daycare Center                                       Learning
   Chino,  CA             9/29/89   $1,305,518     Centers,  Inc.$  153,136

Children's World                                 Children's World
Daycare Center                                       Learning
   Palatine, IL           9/29/89   $  801,098     Centers, Inc. $   93,349

Sizzler Restaurant
   Cincinnati, OH
   (65.09%)               1/30/90   $1,048,666          (F1)

Sizzler Restaurant
   Cincinnati, OH          3/7/90   $1,898,768          (F1)

                                                       Heartland
Cheddar's Restaurant                                  Restaurant
   Davenport, IA          11/4/91   $1,530,934       Corporation $  217,117


(F1) The property is vacant and listed for sale or lease.


ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership. AEI Real Estate Fund XVI Limited Partnership owns the remaining interest in the Jiffy Lube, the J.T. McCord's restaurant and the Cheddar's restaurant. AEI Real Estate Funds XVI and XVIII Limited Partnerships own the remaining interest in the Sizzler restaurant in Cincinnati, Ohio.

        Each Partnership owns a separate, undivided interest in the properties. No specific agreement or commitment exists between the Partnerships as to the management of their respective interests in the properties, and the Partnership that holds more than a 50% interest does not control decisions over the other Partnership's interest.

        The initial Lease terms are for 20 years except for the Taco Cabana restaurant and the Children's World daycare centers, which have Lease terms of 15 years. Most of the Leases have renewal options which may extend the Lease term an additional 10 years.

       Pursuant to the Lease Agreements, the tenants are required to provide proof of adequate insurance coverage on the properties they occupy. The General Partners believe the properties are adequately covered by insurance and consider the properties to be well-maintained and sufficient for the Partnership's operations.

         For tax purposes, the Partnership's properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS). The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over 31.5 years. The remaining depreciable components of a property are personal property and land improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively. Since the Partnership has tax-exempt Partners, the Partnership is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method. In general the federal tax basis of the properties for tax depreciation purposes is the same as the basis for book depreciation purposes.


ITEM 3.   LEGAL PROCEEDINGS.

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.


                             PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
          RELATED SECURITY HOLDER MATTERS.

        As of December 31, 1995, there were 2,055 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may purchase Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units outstanding at the beginning of the year and in no event, obligated to purchase Units if such purchase would impair the capital or operation of the Partnership.


ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
          RELATED SECURITY HOLDER MATTERS.  (Continued)


        During 1995, eleven Limited Partners redeemed a total of 55 Partnership Units for $35,807 in accordance with the Partnership Agreement. In prior years, a total of twelve Limited Partners redeemed 227 Partnership Units for $192,222. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       Cash distributions of $19,738 and $20,581 were made to the General Partners and $1,918,208 and $2,037,470 were made to the Limited Partners in 1995 and 1994, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed proceeds from the property sales of $920,747 and $23,385 in 1995 and 1994, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

       The Partnership's rental income is derived from long-term, triple net lease agreements on the Partnership's properties. For the years ended December 31, 1995 and 1994, the Partnership recognized rental income of $2,086,765 and $2,192,044, respectively. During the same periods, the Partnership earned investment income of $91,758 and $7,841, respectively. In 1995, rental income decreased $161,956 as a result of the property sales discussed below. The decrease in rental income was partially offset by rent increases of $38,920 on eight properties and additional investment income earned on the net proceeds from the property sales.

        In March, 1995, the Partnership received $36,592 of insurance proceeds for vandalism to the Kings Island Sizzler restaurant. Damage to the property was minor and the Partnership has elected not to make repairs at this time. The insurance proceeds are shown as Other Income on the Income Statement.

       In May, 1990, Flagship, Inc. (Flagship), the lessee of the J.T. McCord's property, filed for reorganization, after occupying the property for approximately five years. Flagship continued to operate the property while attempting to develop a plan of reorganization which would be acceptable to the bankruptcy court and its creditors. In 1992, it became apparent that Flagship did not have the financial resources to operate the property in compliance with the Lease. In March, 1993, the Partnership, along with affiliated Partnerships which also own J.T. McCord's properties, filed its own plan of reorganization (the "Plan")
with the Court. That Plan provided for an assignee of the Partnerships (a replacement tenant) to purchase the assets of Flagship and operate the restaurants with financial assistance from the Partnerships. This Plan was expected to allow the Partnerships to avoid closing these properties, allow operations to continue uninterrupted, and avoid further costly litigation with Flagship and its creditors. The Plan was confirmed by the Court and the creditors April 16, 1993 and became effective July 20, 1993. At that time, various claims between Flagship and the Partnership were dismissed. On April 21, 1993, the Partnership's assignee, WIM, Inc. (WIM), took over management of the restaurants.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        To entice WIM to operate the restaurants and enter into the Lease Agreements, the Partnership provided funds to renovate the restaurants and paid for operating expenses. However, WIM was not able to operate the properties profitably and was unable to make rental payments as provided in the Lease Agreements. The Partnership's share of renovation and operating expenses during this period was $222,976. To reduce expenses and minimize the losses produced by this property, the Partnership amended the agreement to provide for WIM to make annual rental payments of the greater of $60,000 or 5.5% of sales beginning October 1, 1994. In December, 1995, the Partnership took possession of the property after WIM was unable to perform under the terms of the Lease. The property is currently listed for sale or lease. While the property is being re-leased or sold, the Partnership is responsible for the real estate taxes and other costs required to maintain the property.

        As part of the Plan, the Partnerships which own these properties, were responsible for an annual payment to the Creditors Trust of approximately $110,000 for the next five years. The Partnership's share of the annual payment is $23,833. In 1994, the Partnership expensed $103,595 to record this liability and administrative costs related to the bankruptcy.

       In 1995, the Partnership negotiated a settlement, with the trustee, for a lump sum payment of the minimum amount due over the remaining term of the plan for release of the Partnership and WIM from any other financial obligations and reporting requirements to the trustee. The settlement of $73,667 was completed in the fourth quarter of 1995.

        The Partnership owns a 65.09% interest in the Sizzler restaurant at the King's Island Theme Park near Cincinnati, Ohio and a 100% interest in a Sizzler restaurant on Fields Ertel Road in Cincinnati, Ohio. In November, 1992, after reviewing the operating results of the lessee, the Partnership agreed to amend the Lease Agreements of the Sizzler restaurants. As of November, 1993, the lessee was in default under the amended Lease Agreements. After reviewing the lessee's operating results, the Partnership determined that the lessee would be unable to operate the restaurant in a manner capable of maximizing the restaurants' sales. Consequently, at the direction of the Partnership, a multi-unit restaurant operator assumed operation of the restaurants while the Partnership reviewed the available options.

       In January, 1994, the Partnership closed the restaurant at King's Island and listed it for sale or lease. While the property is being re-leased or sold, the Partnership is responsible for the real estate taxes and other costs required to maintain the property. The Partnership agreed to indemnify the operator against operating deficits while it reviewed the available options. As a result of the indemnification, the Partnership recognized additional Partnership administration and property management expenses of $75,023 in 1994.

       On July 15, 1994, the Partnership re-leased the Sizzler on Fields Ertel Road to Fields Ertel Foods, Inc. (FEF) under a Lease Agreement with a primary term of 20 years and annual rental payments based on a percentage of sales. FEF was not able to profitably operate the restaurant and closed the restaurant. The total amount of rent not collected in 1995 and 1994 was $382,367 and $372,200, respectively, for the two properties. These amounts were not accrued for financial reporting purposes.

       The Partnership has reached a verbal agreement to re-lease the property on Fields Ertel Road to FFT Cincinnati Ltd. under a triple net lease agreement with a primary term of 20 years which may be renewed for up to four consecutive five-year periods. The annual base rent is $19,750 for the first lease year and $75,000 for the second lease year, with rent increases each subsequent lease year of two percent of the prior year's rent. The Partnership may also receive percentage rent if sales exceed certain amounts.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During the years ended December 31, 1995 and 1994, the Partnership paid Partnership administration expenses to affiliated parties of $302,383 and $305,302, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $128,323 and $511,571, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The decrease in these expenses in 1995, when compared to 1994, is the result of expenses incurred in 1994 related to the J.T. McCord's and Sizzler situations discussed above.

       As of December 31, 1995, the Partnership's annualized cash distribution rate was 7.0%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

        Inflation has had a minimal effect on income from operations. It is expected that increases in sales volumes of the tenants, due to inflation and real sales growth, will result in an increase in rental income over the term of the leases. Inflation also may cause the Partnership's real estate to appreciate in value. However, inflation and changing prices may also have an adverse impact on the operating margins of the properties' tenants which could impair their ability to pay rent and subsequently reduce the Partnership's Net Cash Flow available for distributions.

Liquidity and Capital Resources

        During 1995, the Partnership's cash balances increased $6,361,151 due to the sale of six of the Partnership's properties. Net cash provided by operating activities increased from $1,481,451 in 1994 to $1,657,742 in 1995. In 1995, net cash income before depreciation, when compared to 1994, increased by approximately $393,000. In 1994, net cash income before depreciation was depressed mainly due to property management expenses incurred related to the J.T. McCord's and Sizzler situations discussed above. The increase in net cash income before depreciation was partially offset by net timing differences in the collection of payments from the lessees and the payment of expenses by the Partnership.

        Net cash provided by investing activities was $6,608,318, which represents the net cash proceeds from the sale of six of the Partnership's properties. In March 1995, the lessee of the Applebee's restaurant in Columbia, South Carolina, exercised an option in the Lease Agreement to purchase the property. On July 28, 1995, the sale closed with the Partnership receiving net sale proceeds of $715,545 which resulted in a net gain of $307,167. At the time of sale, the cost and related accumulated depreciation of the property was $534,974 and $126,596, respectively.

        In July 1995, the lessee of the Applebee's restaurant in Hampton, Virginia, exercised an option in the Lease Agreement to purchase the property. On August 31, 1995, the sale closed with the Partnership receiving net sale proceeds of $1,747,127 which resulted in a net gain of $661,866. At the time of sale, the cost and related accumulated depreciation of the property was $1,287,072 and $201,811, respectively.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       On October 25, 1995, the Partnership sold two of the Jiffy Lube Auto Care Centers to the lessee. The Partnership recognized net sale proceeds of $322,442, which resulted in a net gain of
$78,244 for the Jiffy Lube in Garland, Texas. At the time of sale, the cost and related accumulated depreciation was $303,108 and $58,910, respectively. The Partnership recognized net sale proceeds of $483,653, which resulted in a net gain of $112,985 for one of the Jiffy Lube's in Dallas, Texas. At the time of sale, the cost and related accumulated depreciation was $454,300 and $83,632, respectively.

         In September, 1995, the lessee of the Applebee's restaurant in Richmond, Virginia exercised an option in the Lease Agreement to purchase the property. On October 30, 1995, the sale closed with the Partnership receiving net sale proceeds of $1,905,438, which resulted in a net gain of $746,293. At the time of sale, the cost and related accumulated depreciation was $1,375,732 and $216,587, respectively. A portion of the net sale proceeds was used to pay off the bank note and satisfy the mortgage on the property as discussed below.

        On April 22, 1993, the Partnership sold a 13.4893% interest in the Applebee's restaurant in Virginia Beach, Virginia to an unrelated third party. The Partnership owned the Virginia Beach property as tenants-in-common with the unrelated third party. The management of the property was governed by a co-tenancy agreement between the Partnership and the unrelated third party, which granted the Partnership the authority to control the management of the property. The Partnership accounted for its interest under the full consolidation method whereby the unrelated third party's interest in the property is reflected in the Partnership's financial statements as a minority interest.

        In September, 1995, the lessee exercised an option in the Lease Agreement to purchase the property. On November 8, 1995, the sale closed with the parties receiving net sale proceeds of $1,741,224, which resulted in a net gain of $679,964. At the time of sale, the cost and related accumulated depreciation was $1,279,192 and $217,932, respectively. The Partnership's share of the net sale proceeds and net gain was $1,496,613 and $596,181, respectively.

         In January, 1996, the Cheddar's restaurant in Indianapolis, Indiana was destroyed by a fire. The Partnership has reached a preliminary agreement with the tenant and insurance company which calls for demolition of the building and payment to the Partnership of approximately $428,000 for the building and equipment and approximately $50,000 for lost rent. The property will not be rebuilt and the Partnership will list the land for sale. The Partnership's cost and related accumulated depreciation in the building and equipment at December 31, 1995 was $512,433 and $182,863, respectively. The settlement would result in a net gain of approximately $98,430. The Partnership's cost of the land is $261,644.

       During 1995 and 1994, the Partnership distributed $930,047 and $23,621 of the net sale proceeds to the Limited and General Partners, which represented a return of capital of $39.82 and $1.01 per Limited Partnership Unit, respectively. The Managing General Partner is in the process of preparing a proxy statement to propose an amendment to the Limited Partnership Agreement that would allow the Partnership to reinvest the majority of the sales proceeds in additional properties.

        If the amendment is approved, a property the Partnership may purchase is a Tractor Supply Company Store in Tupelo,
Mississippi. The purchase price will be approximately $1,300,000. The property will be leased to Tractor Supply Company under a Lease Agreement with a primary term of 14 years and annual rental payments of approximately $139,750.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. In 1994, the Partnership made distributions at a 9.0% rate which resulted in distributions to the Partners of approximately $2,058,000. Effective January 1, 1995, the distribution rate was reduced to 7.0% which resulted in distributions to the Partners of approximately $1,584,000. The reduction in distributions in 1995 was partially offset by a special distribution of net sale proceeds of approximately $354,000 made in December, 1995.

        The Partnership may purchase Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units outstanding at the beginning of the year and in no event, obligated to purchase Units if such purchase would impair the capital or operation of the Partnership.

        During 1995, eleven Limited Partners redeemed a total of 55 Partnership Units for $35,807 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of twelve Limited Partners redeemed 227 Partnership Units for $192,222. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

        On January 31, 1994, the Partnership entered into a five-year bank term Note for $195,000 with interest equal to the prime rate plus one half percent. Proceeds from the Note were advanced to WIM for renovation and other restaurant operating costs related to the J.T. McCord's property. The Partnership provided a mortgage and a Lease Assignment Agreement on its Applebee's restaurant in Richmond, Virginia as collateral for the loan. On October 30, 1995, the Partnership sold the property and a portion of the net proceeds was used to pay off the outstanding principal balance of the bank Note and satisfy the mortgage. In 1995 and 1994, interest expense on the Note was $12,460 and $12,884, respectively.

       In September, 1994, the Partnership established a $150,000 unsecured line of credit at Fidelity Bank of Edina, Minnesota. On January 5, 1995, the line of credit was increased to $400,000. The line of credit bears interest at the prime rate (8.5% on December 31, 1995 and 1994) plus one percent on the outstanding balance, which is due on demand, but in any event no later than January 5, 1996. The line of credit was established to provide short-term financing to cover any temporary cash deficits. As of December 31, 1995 and 1994, no amount was due on the line of credit. In 1995 and 1994, interest expense related to the line of credit was $7,016 and $1,446, respectively.

      The continuing rent payments from the properties, together with cash generated from the property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.


ITEM 7.   FINANCIAL STATEMENTS.

       See accompanying index to financial statements.


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS





Independent Auditor's Report

Balance Sheet as of December 31, 1995 and 1994

Statements for the Years Ended December 31, 1995 and 1994:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements




                  INDEPENDENT AUDITOR'S REPORT





To the Partners:
AEI Real Estate Fund XVII Limited Partnership
St. Paul, Minnesota






      We have audited the accompanying balance sheet of AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP (a Minnesota limited partnership) as of December 31, 1995 and 1994 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Real Estate Fund XVII Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.






Minneapolis,  Minnesota           Boulay, Heutmaker, Zibell & Co. P.L.L.P.
February 6, 1996                  Certified Public Accountants

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                                       1995            1994
CURRENT ASSETS:
  Cash  and Cash Equivalents                       $ 6,467,946    $   106,795
  Receivables                                           79,092         28,595
                                                   -------------  -------------
      Total Current Assets                           6,547,038        135,390
                                                   -------------  -------------
INVESTMENTS IN REAL ESTATE:
  Land                                               4,852,325      6,960,667
  Buildings and Equipment                           10,154,639     13,280,675
  Accumulated  Depreciation                         (2,796,130)    (3,165,560)
                                                   -------------  -------------
         Net Investments in Real Estate             12,210,834     17,075,782
                                                   -------------  -------------
           Total  Assets                           $18,757,872    $17,211,172
                                                   =============  =============

                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.             $    53,187    $    68,052
  Distributions Payable                                715,773        470,373
  Security Deposit                                      37,307         37,307
  Current Portion of Contract Payable                        0         11,471
  Current Portion of Long-Term Debt                          0         32,235
                                                   -------------  -------------
      Total Current Liabilities                        806,267        619,438
                                                   -------------  -------------

CONTRACT PAYABLE - Net of Current Portion                    0         65,917

LONG-TERM DEBT - Net of Current Portion                      0        144,321

MINORITY INTEREST                                            0        164,800

PARTNERS' CAPITAL (DEFICIT):
  General Partners                                     (21,896)       (39,245)
  Limited Partners, $1,000 Unit value;
     30,000 Units authorized; 23,389 Units issued;
     23,107 and 23,162 outstanding in
     1995  and 1994, respectively                   17,973,501     16,255,941
                                                   -------------  -------------
       Total Partners' Capital                      17,951,605     16,216,696
                                                   -------------  -------------
         Total Liabilities and Partners' Capital   $18,757,872    $17,211,172
                                                   =============  =============


 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31


                                                   1995         1994

INCOME:
  Rent                                        $ 2,086,765   $ 2,192,044
  Investment Income                                91,758         7,841
  Other Income                                     36,592             0
                                               ------------  ------------
      Total Income                              2,215,115     2,199,885
                                               ------------  ------------

EXPENSES:
  Partnership Administration - Affiliates         302,383       305,302
  Partnership Administration and Property
     Management - Unrelated Parties               128,323       511,571
     Interest                                      23,751        15,812
  Depreciation                                    536,038       565,120
                                               ------------  ------------
      Total Expenses                              990,495     1,397,805
                                               ------------  ------------

OPERATING INCOME                                1,224,620       802,080

GAIN ON SALE OF REAL ESTATE                     2,586,519             0

MINORITY INTEREST IN NET INCOME                  (102,477)      (22,517)
                                               ------------  ------------

NET  INCOME                                    $3,708,662    $  779,563
                                               ============  ============

NET INCOME ALLOCATED:
  General Partners                             $   37,087    $    7,796
  Limited Partners                              3,671,575       771,767
                                               ------------  ------------
                                               $3,708,662    $  779,563
                                               ============  ============

NET INCOME PER LIMITED PARTNERSHIP UNIT
(23,148 and 23,162 weighted average Units
outstanding in 1995 and 1994, respectively)    $   158.61    $    33.32
                                               ============  ============



 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31

                                                    1995          1994
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net  Income                                    $ 3,708,662   $   779,563

 Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                                   536,038       565,120
     Gain on Sale of Real Estate                 (2,586,519)            0
     Decrease in Receivables                         12,003        15,437
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                   (14,865)       13,138
     Increase  (Decrease) in Contract  Payable      (77,388)       77,388
     Increase in Security Deposit                         0        37,307
     Minority Interest                               79,811        (6,502)
                                                 ------------  ------------
           Total Adjustments                     (2,050,920)      701,888
                                                 ------------  ------------
       Net Cash Provided By
          Operating Activities                    1,657,742     1,481,451
                                                 ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sale of Real Estate -
     Net of Minority Interest                     6,608,318             0
  Decrease in Long-Term Receivable                        0        38,904
                                                 ------------  ------------
       Net Cash Provided By
           Investing Activities                   6,608,318        38,904
                                                 ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in Distributions Payable                 245,400         1,084
  Distributions    to    Partners                (1,937,584)   (2,058,051)
  Redemption Payments                               (36,169)            0
  Increase (Decrease) in Long-Term Debt - Net      (176,556)      176,556
                                                 ------------  ------------
        Net Cash Used For Financing Activities   (1,904,909)   (1,880,411)
                                                 ------------  ------------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                           6,361,151      (360,056)

CASH AND CASH EQUIVALENTS, beginning of period      106,795       466,851
                                                 ------------  ------------
CASH AND CASH EQUIVALENTS, end of period         $6,467,946    $  106,795
                                                 ============  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid during the year                  $   26,602    $   12,961
                                                 ============  ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:

  Note receivable acquired in sale of property   $   62,500
                                                 ============


 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                                    Limited
                                                                  Partnership
                              General      Limited                   Units
                              Partners     Partners    Total      Outstanding


BALANCE, December 31, 1993  $ (26,460)   $17,521,644  $17,495,184   23,161.79

  Distributions               (20,581)    (2,037,470)  (2,058,051)

  Net Income                    7,796        771,767      779,563
                            ------------ ------------ ------------ ------------
BALANCE, December 31, 1994    (39,245)    16,255,941   16,216,696   23,161.79

  Distributions               (19,376)    (1,918,208)  (1,937,584)

  Redemption Payments            (362)       (35,807)     (36,169)     (55.00)

  Net Income                   37,087      3,671,575    3,708,662
                            ------------ ------------ ------------ ------------
BALANCE, December 31, 1995  $ (21,896)   $17,973,501  $17,951,605   23,106.79
                            ============ ============ ============ ============





 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 AND 1994

(1)  Organization -

     AEI Real Estate Fund XVII Limited Partnership (Partnership) was formed to acquire and lease commercial properties to operating tenants. The Partnership's operations are managed by AEI Fund Management XVII, Inc. (AFM), the Managing General Partner of the Partnership. Robert P. Johnson, the President and sole shareholder of AFM, serves as the Individual General Partner of the Partnership. An affiliate of AFM, AEI Fund Management, Inc. (AEI), performs the administrative and operating functions for the Partnership.

     The terms of the Partnership offering call for a subscription price of $1,000 per Limited Partnership Unit, payable on acceptance of the offer. The Partnership commenced operations on February 10, l988 when minimum subscriptions of 2,000 Limited Partnership Units ($2,000,000) were accepted. The Partnership's offering terminated on November 1, 1988 when the one-year offering period expired. The Partnership received subscriptions for 23,388.7 Limited Partnership Units ($23,388,700).

     Under the terms of the Limited Partnership Agreement, the Limited Partners and General Partners contributed funds of $23,388,700 and $1,000, respectively. During the operation of the Partnership, any Net Cash Flow, as defined, which the General Partners determine to distribute will be distributed 90% to the Limited Partners and 10% to the General Partners; provided, however, that such distributions to the General Partners will be subordinated to the Limited Partners first receiving an annual, noncumulative distribution of Net Cash Flow equal to 10% of their Adjusted Capital Contribution, as defined, and, provided further, that in no event will the General Partners receive less than 1% of such Net Cash Flow per annum. Distributions to Limited Partners will be made pro rata by Units.

     Any Net Proceeds of Sale, as defined, from the sale or financing of the Partnership's properties which the General Partners determine to distribute will, after provisions for debts and reserves, be paid in the following manner: (i) first, 99% to the Limited Partners and l% to the General Partners until the Limited Partners receive an amount equal to: (a) their Adjusted Capital Contribution plus (b) an amount equal to 6% of their Adjusted Capital Contribution per annum, cumulative but not compounded, to the extent not previously distributed from Net Cash Flow; (ii) next, 99% to the Limited Partners and 1% to the General Partners until the Limited Partners receive an amount equal to 14% of their Adjusted Capital Contribution per annum, cumulative but not compounded, to the extent not previously distributed; (iii) next, to the General Partners until cumulative distributions to the General Partners under Items (ii) and (iii) equal 15% of cumulative distributions to all Partners under Items (ii) and (iii). Any remaining balance will be distributed 85% to the Limited Partners and 15% to the General Partners. Distributions to the Limited Partners will be made pro rata by Units.


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 AND 1994

(1)  Organization - (Continued)

     For tax purposes, profits from operations, other than profits attributable to the sale, exchange, financing, refinancing or other disposition of the Partnership's property, will be allocated first in the same ratio in which, and to the extent, Net Cash Flow is distributed to the Partners for such year. Any additional profits will be allocated 90% to the Limited Partners and 10% to the General Partners. In the event no Net Cash Flow is distributed to the Limited Partners, 90% of each item of Partnership income, gain or credit for each respective year shall be allocated to the Limited Partners, and 10% of each such item shall be allocated to the General Partners. Net losses from operations will be allocated 98% to the Limited Partners and 2% to the General Partners.

     For tax purposes, profits arising from the sale, financing, or other disposition of the Partnership's property will be allocated in accordance with the Partnership Agreement as follows: (i) first, to those partners with deficit balances in their capital accounts in an amount equal to the sum of such deficit balances; (ii) second, 99% to the Limited Partners and 1% to the General Partners until the aggregate balance in the Limited Partners' capital accounts equals the sum of the Limited Partners' Adjusted Capital Contributions plus an amount equal to 14% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously allocated; (iii) third, to the General Partners until cumulative allocations to the General Partners equal 15% of cumulative allocations. Any remaining balance will be allocated 85% to the Limited Partners and 15% to the General Partners. Losses will be allocated 98% to the Limited Partners and 2% to the General Partners.

     The General Partners are not required to currently fund a deficit capital balance. Upon liquidation of the Partnership or withdrawal by a General Partner, the General Partners will contribute to the Partnership an amount equal to the lesser of the deficit balances in their capital accounts or 1% of total Limited Partners' and General Partners' capital contributions.

(2)  Summary of Significant Accounting Policies -

     Financial Statement Presentation

       The accounts of the Partnership are maintained on the accrual basis of accounting for both federal income tax purposes and financial reporting purposes.

     Accounting Estimates

       Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.



          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 AND 1994

(2)  Summary of Significant Accounting Policies - (Continued)

       Given that the Partnership has had limited success in its efforts to lease or dispose of certain properties, it is reasonably possible that the Partnership's estimate that it will recover the carrying amount of these properties from future operations or sales will change in the near term and the effect of the change could be material.

     Cash Concentrations of Credit Risk

       At  times  throughout  the year,  the  Partnership's  cash
       deposited  in  financial  institutions  may  exceed   FDIC
       insurance limits.

     Statement of Cash Flows

       For purposes of reporting cash flows, cash and cash equivalents include cash in checking, cash invested in money market accounts, certificates of deposit, federal agency notes and commercial paper with a term of three months or less.

     Income Taxes

       The income or loss of the Partnership for federal income tax reporting purposes is includable in the income tax returns of the partners. Accordingly, no recognition has been given to income taxes in the accompanying financial statements.

       The tax return, the qualification of the Partnership as such for tax purposes, and the amount of distributable Partnership income or loss are subject to examination by federal and state taxing authorities. If such an examination results in changes with respect to the Partnership qualification or in changes to distributable Partnership income or loss, the taxable income of the partners would be adjusted accordingly.

     Real Estate

       The Partnership's real estate is leased under long-term triple net leases classified as operating leases. The Partnership recognizes rental revenue on the accrual basis according to the terms of the individual leases. For leases which contain cost of living increases, the increases are recognized in the year in which they are effective.

       Real estate is recorded at the lower of cost or estimated net realizable value. The Financial Accounting Standards Board has issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which is effective for the Partnership's fiscal year ended December 31, 1996. The Partnership regularly reviews the carrying value of its properties and will reduce properties to their net realizable value as needed. Adoption of Statement 121 is not expected to have a material effect on the Partnership's operations.

       The  Partnership  has capitalized as Investments  in  Real
       Estate   certain   costs  incurred  in  the   review   and
       acquisition of the properties. The costs were allocated to the land, buildings and equipment.



          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 AND 1994

(2)  Summary of Significant Accounting Policies - (Continued)

       The   buildings  and  equipment  of  the  Partnership  are
       depreciated  using the straight-line method for  financial reporting purposes based on estimated useful lives  of  30 years and 10 years respectively.

(3)  Related Party Transactions -

     On February 12, 1988, the Partnership acquired a 65% interest in the J.T. McCord's restaurant in Mesquite, Texas and a 50% interest in the Jiffy Lube Auto Care Center in Garland, Texas. On February 16, 1988, the Partnership acquired a 50% interest in a Cheddar's restaurant in Indianapolis, Indiana. On March 1, 1988, the Partnership acquired a 75% interest in two Jiffy Lube Auto Care Centers in Dallas, Texas. On May 6, 1988, the Partnership acquired a 41.88% interest in the Applebee's restaurant in Columbia, South Carolina. The remaining interests in these properties are owned by AEI Real Estate Fund XVI Limited Partnership, an affiliate of the Partnership. On January 30, 1990, the Partnership acquired a 65.09% interest in a Sizzler restaurant in Cincinnati, Ohio. The remaining interest in this property is owned by AEI Real Estate Funds XVI and XVIII Limited Partnerships, affiliates of the Partnership.

     Each Partnership owns a separate, undivided interest in the properties. No specific agreement or commitment exists between the Partnerships as to the management of their respective interests in the properties, and the Partnership that holds more than a 50% interest does not control decisions over the other Partnership's interest. The financial statements reflect only this Partnership's percentage share of the properties' land, building and equipment, liabilities, revenues and expenses.



          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 AND 1994

(3)  Related Party Transactions - (Continued)

     AFM   and  AEI  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                            Total Incurred by the Partnership
                                             for the Years Ended December 31

                                                      1995          1994
a. AEI and AFM are reimbursed for all costs
   incurred in connection with managing the
   Partnership's operations, maintaining the
   Partnership's books and communicating
   the results of operations to the Limited
   Partners.                                       $302,383      $305,302
                                                   ========      ========
b. AEI and AFM are reimbursed for all direct
   expenses they have paid on the Partnership's
   behalf to third parties.  These expenses included
   printing costs, legal and filing fees, direct
   administrative costs, outside audit and
   accounting costs, taxes, insurance and other
   property costs.  In 1994, this amount includes
   $401,594 of property operating and renovation
   costs related to the J.T. McCord's and Sizzler
   properties discussed in Note 4.                $128,323       $511,571
                                                  ========       ========


     The  payable  to  AEI Fund Management, Inc.  represents  the
     balance  due for the services described in 3a and b.   This
     balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through non-cancelable triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are for 20 years except for the Taco Cabana and the Children's Worlds, which have Lease terms of 15 years. Most of the leases have renewal options which may extend the Lease term an additional 10 years. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions. Certain lessees have been granted options to purchase the property. Depending on the lease, the purchase price is either determined by a formula, or is the greater of the fair market value of the property or the amount determined by a formula. In all cases, if the option were to be exercised by the lessee, the purchase price would be greater than the original cost of the property.



          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 AND 1994

(4)  Investments in Real Estate - (Continued)

     The Partnership's properties are all commercial, single-tenant buildings. The J.T. McCord's restaurant was constructed in 1984. All other properties were constructed in the year they were acquired. The Partnership acquired the Cincinnati restaurants in 1990 and the Cheddar's restaurant in Davenport, Iowa, in 1991. The remaining properties were acquired during 1988 and 1989. There have been no costs capitalized as improvements subsequent to the acquisitions.

     The cost of the properties and the related accumulated depreciation at December 31, 1995 are as follows:


                                          Buildings and           Accumulated
Property                       Land         Equipment    Total    Depreciation

J.T. McCord's, Mesquite, TX  $  423,660   $  532,683   $  956,343 $   176,185
Cheddar's Restaurant,
   Indianapolis, IN             261,644      512,433      774,077     182,863
Jiffy Lube, Dallas, TX          193,479      261,145      454,624      86,262
am/pm, Carson City, NV          185,822      518,049      703,871     207,323
Taco  Cabana, San Marcos, TX    279,727      733,778    1,013,505     236,616
Danny's Family Car Wash,
   Phoenix, AZ                  872,399      815,872    1,688,271     310,751
Denny's Restaurant,
   Casa Grande, AZ              216,812      504,608      721,420     137,155
Children's World, St. Louis, MO 203,446      747,181      950,627     182,153
Children's World,
   Merrimack, NH                282,530      876,712    1,159,242     208,063
Children's World, Chino, CA     357,793      947,725    1,305,518     230,984
Children's World, Palatine,IL   135,945      665,153      801,098     159,586
Sizzler,  Cincinnati, OH        248,744      799,922    1,048,666     196,437
Sizzler,  Cincinnati, OH        666,298    1,232,470    1,898,768     309,119
Cheddar's Restaurant,
   Davenport, IA                524,026    1,006,908    1,530,934     172,633
                            ------------ -----------  -----------  -----------
                            $ 4,852,325  $10,154,639  $15,006,964  $2,796,130
                            ============ ===========  ===========  ===========


     On April 22, 1993, the Partnership sold a 13.4893% interest in the Applebee's restaurant in Virginia Beach, Virginia to an unrelated third party. The Partnership owned the
     Virginia Beach property as tenants-in-common with the unrelated third party. The management of the property was governed by a co-tenancy agreement between the Partnership and the unrelated third party, which granted the Partnership the authority to control the management of the property.
     The Partnership accounted for its interest under the full consolidation method whereby the unrelated third party's interest in the property is reflected in the Partnership's financial statements as a minority interest.



          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 AND 1994

(4)  Investments in Real Estate - (Continued)

     In September, 1995, the lessee exercised an option in the Lease Agreement to purchase the property. On November 8, 1995, the sale closed with the parties receiving net sale proceeds of $1,741,224, which resulted in a net gain of $679,964. At the time of sale, the cost and related accumulated depreciation was $1,279,192 and $217,932, respectively. The Partnership's share of the net sale proceeds and net gain was $1,496,613 and $596,181, respectively.

     In March 1995, the lessee of the Applebee's restaurant in Columbia, South Carolina, exercised an option in the Lease Agreement to purchase the property. On July 28, 1995, the sale closed with the Partnership receiving net sale proceeds of $715,545 which resulted in a net gain of $307,167. At the time of sale, the cost and related accumulated depreciation of the property was $534,974 and $126,596, respectively.

     In July 1995, the lessee of the Applebee's restaurant in Hampton, Virginia, exercised an option in the Lease Agreement to purchase the property. On August 31, 1995, the sale closed with the Partnership receiving net sale proceeds of $1,747,127 which resulted in a net gain of $661,866. At the time of sale, the cost and related accumulated depreciation of the property was $1,287,072 and $201,811, respectively.

     On October 25, 1995, the Partnership sold two of the Jiffy Lube Auto Care Centers to the lessee. The Partnership recognized net sale proceeds of $322,442, which resulted in a net gain of $78,244 for the Jiffy Lube in Garland, Texas. At the time of sale, the cost and related accumulated depreciation was $303,108 and $58,910, respectively. The Partnership recognized net sale proceeds of $483,653, which resulted in a net gain of $112,985 for one of the Jiffy Lube's in Dallas, Texas. At the time of sale, the cost and related accumulated depreciation was $454,300 and $83,632, respectively.

     In September, 1995, the lessee of the Applebee's restaurant in Richmond, Virginia exercised an option in the Lease
     Agreement to purchase the property. On October 30, 1995, the sale closed with the Partnership receiving net sale proceeds of $1,905,438, which resulted in a net gain of $746,293. At the time of sale, the cost and related accumulated depreciation was $1,375,732 and $216,587, respectively. A portion of the net sale proceeds was used to pay off the bank note and satisfy the mortgage on the property as discussed in Note 6.

     In January, 1996, the Cheddar's restaurant in Indianapolis, Indiana was destroyed by a fire. The Partnership has reached a preliminary agreement with the tenant and insurance company which calls for termination of the Lease, demolition of the building and payment to the Partnership of approximately $428,000 for the building and equipment and approximately $50,000 for lost rent. The property will not be rebuilt and the Partnership will list the land for sale. The Partnership's cost and related accumulated depreciation in the building and equipment at December 31, 1995 was $512,433 and $182,863, respectively. The settlement will be in excess of the net book value of the building and equipment at December 31, 1995. The Partnership's cost of the land is $261,644.



          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 AND 1994

(4)  Investments in Real Estate - (Continued)

     During 1995 and 1994, the Partnership distributed $930,047 and $23,621 of the net sale proceeds to the Limited and General Partners which represented a return of capital of $39.82 and $1.01 per Limited Partnership Unit, respectively. The Managing General Partner is in the process of preparing a proxy statement to propose an amendment to the Limited Partnership Agreement that would allow the Partnership to reinvest the majority of the sales proceeds in additional properties.

     If the amendment is approved, a property the Partnership may purchase is a Tractor Supply Company Store in Tupelo, Mississippi. The purchase price will be approximately $1,300,000. The property will be leased to Tractor Supply Company under a Lease Agreement with a primary term of 14 years and annual rental payments of approximately $139,750.

     In May, 1990, Flagship, Inc. (Flagship), the lessee of the J.T. McCord's property, filed for reorganization, after occupying the property for approximately five years. Flagship continued to operate the property while attempting to develop a plan of reorganization which would be acceptable to the bankruptcy court and its creditors. In 1992, it became apparent that Flagship did not have the financial resources to operate the property in compliance with the Lease. In March, 1993, the Partnership, along with affiliated Partnerships which also own J.T. McCord's properties, filed its own plan of reorganization (the "Plan") with the Court. That Plan provided for an assignee of the Partnerships (a replacement tenant) to purchase the assets of Flagship and operate the restaurants with financial assistance from the Partnerships. This Plan was expected to allow the Partnerships to avoid closing these properties, allow operations to continue uninterrupted, and avoid further costly litigation with Flagship and its creditors. The Plan was confirmed by the Court and the creditors April 16, 1993 and became effective July 20, 1993. At that time, various claims between Flagship and the Partnership were dismissed. On April 21, 1993, the Partnership's assignee, WIM, Inc. (WIM), took over management of the restaurants.

     To entice WIM to operate the restaurants and enter into the Lease Agreements, the Partnership provided funds to renovate the restaurants and paid for operating expenses. However, WIM was not able to operate the properties profitably and was unable to make rental payments as provided in the Lease Agreements. The Partnership's share of renovation and operating expenses during this period was $222,976. To reduce expenses and minimize the losses produced by this property, the Partnership amended the agreement to provide for WIM to make annual rental payments of the greater of $60,000 or 5.5% of sales beginning October 1, 1994. In December, 1995, the Partnership took possession of the property after WIM was unable to perform under the terms of the Lease. The property is currently listed for sale or lease. While the property is being re-leased or sold, the Partnership is responsible for the real estate taxes and other costs required to maintain the property.

     As part of the plan, the Partnerships which own these properties, were responsible for an annual payment to the Creditors Trust of approximately $110,000 for the next five years. The Partnership's share of the annual payment is $23,833. In 1994, the Partnership expensed $103,595 to record this liability and administrative costs related to the bankruptcy.


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 AND 1994

(4)  Investments in Real Estate - (Continued)

     In 1995, the Partnership negotiated a settlement, with the trustee, for a lump sum payment of the minimum amount due over the remaining term of the plan for release of the Partnership and WIM from any other financial obligations and reporting requirements to the trustee. The settlement of $73,667 was completed in the fourth quarter of 1995.

     The Partnership owns a 65.09% interest in the Sizzler restaurant at the King's Island Theme Park near Cincinnati, Ohio and a 100% interest in a Sizzler restaurant on Fields Ertel Road in Cincinnati, Ohio. In November, 1992, after reviewing the operating results of the lessee, the
     Partnership agreed to amend the Lease Agreements of the Sizzler restaurants. As of November, 1993, the lessee was in default under the amended Lease Agreements. After reviewing the lessee's operating results, the Partnership determined that the lessee would be unable to operate the restaurant in a manner capable of maximizing the restaurants' sales. Consequently, at the direction of the Partnership, a multi-unit restaurant operator assumed operation of the restaurants while the Partnership reviewed the available options.

     In January, 1994, the Partnership closed the restaurant at King's Island and listed it for sale or lease. While the property is being re-leased or sold, the Partnership is responsible for the real estate taxes and other costs required to maintain the property. The Partnership agreed to indemnify the operator against operating deficits while it reviewed the available options. As a result of the indemnification, the Partnership recognized additional Partnership administration and property management expenses of $75,023 in 1994.

     On July 15, 1994, the Partnership re-leased the Sizzler on Fields Ertel Road to Fields Ertel Foods, Inc. (FEF) under a Lease Agreement with a primary term of 20 years and annual rental payments based on a percentage of sales. FEF was not able to profitably operate the restaurant and closed the restaurant. The total amount of rent not collected in 1995 and 1994 was $382,367 and $372,200, respectively, for the two properties. These amounts were not accrued for financial reporting purposes.

     The Partnership has reached a verbal agreement to re-lease the property on Fields Ertel Road to FFT Cincinnati Ltd. under a triple net lease agreement with a primary term of 20 years which may be renewed for up to four consecutive five-year periods. The annual base rent is $19,750 for the first lease year and $75,000 for the second lease year, with rent increases each subsequent lease year of two percent of the prior year's rent. The Partnership may also receive percentage rent if sales exceed certain amounts.



          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 AND 1994

(4)  Investments in Real Estate - (Continued)

     The Partnership's share of the minimum future rentals on the non-cancelable Leases for years subsequent to December 31, 1995 are as follows:

                       1996        $  1,489,112
                       1997           1,562,618
                       1998           1,594,607
                       1999           1,623,374
                       2000           1,653,228
                       Thereafter    12,332,986
                                   --------------
                                   $ 20,255,925
                                   ==============

     The Partnership recognized contingent rents in 1995 and 1994 of $31,682 and $26,226, respectively.

(5)  Security Deposit -

     In February, 1994, the Partnership called a letter of credit for $37,307 related to Danny's Family Car Wash in Phoenix,
     Arizona. The Partnership is holding the funds as a security deposit until the lessee renews the letter of credit.

(6)  Long Term Debt -

     On January 31, 1994, the Partnership entered into a five-year bank term Note for $195,000 with interest at the prime rate plus one half percent. Proceeds from the Note were advanced to WIM for renovation and other restaurant costs related to the J.T. McCord's property. The Partnership provided a mortgage and a Lease Assignment Agreement on the Applebee's restaurant in Richmond, Virginia as collateral for the loan. On October 30, 1995, a portion of the net proceeds from the sale of the Applebee's property was used to pay off the outstanding principal balance of the bank Note and satisfy the mortgage. In 1995 and 1994, interest expense on the Note was $12,460 and $12,884, respectively.

(7)  Line of Credit -

     In September, 1994, the Partnership established a $150,000 unsecured line of credit at Fidelity Bank of Edina,
     Minnesota. On January 5, 1995, the line of credit was increased to $400,000. The line of credit bears interest at the prime rate (8.5% on December 31, 1995 and 1994) plus one percent on the outstanding balance, which is due on demand, but in any event no later than January 5, 1996. The line of credit was established to provide short-term financing to cover any temporary cash deficits. As of December 31, 1995 and 1994, no amount was due on the line of credit. In 1995 and 1994, interest expense related to the line of credit was $7,016 and $1,446, respectively.



          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 AND 1994

(8)  Other Income -

     In March, 1995, the Partnership received $36,592 of insurance proceeds for vandalism to the Kings Island Sizzler restaurant. Damage to the property was minor and the Partnership has elected not to make repairs at this time.

(9)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

     Tenants who individually generate
     10% or more of total rent revenue:

                                                        1995         1994
      Tenants                     Industry

     Apple South, Inc.            Restaurant       $   554,764   $   699,377
     Children's World
      Learning Centers,Inc.       Child Care           484,237       470,789
     Heartland Restaurant
      Corporation and affiliate   Restaurant           308,837       300,781
     Apache Car Wash, Inc.        Automotive Service   226,298       217,594
                                                    ------------  ------------

     Aggregate rent revenue of major tenants       $ 1,574,136   $ 1,688,541
                                                    ============  ============

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                    75%            77%
                                                    ============  ============

(10) Partners' Capital -

     Cash distributions of $19,738 and $20,581 were made to the General Partners and $1,918,208 and $2,037,470 were made to the Limited Partners for the years ended December 31, 1995 and 1994, respectively. The Limited Partners' distributions represent $82.87 and $87.97 per Limited Partnership Unit outstanding using 23,148 and 23,162 weighted average Units in 1995 and 1994. The distributions represent $82.87 and $33.32 per Unit of Net Income and $-0- and $54.65 and per Unit of return of contributed capital in 1995 and 1994, respectively.

     As part of the Limited Partner distributions discussed above, the Partnership distributed proceeds from the property sales of $920,747 and $23,385 in 1995 and 1994, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

     Distributions of Net Cash Flow to the General Partners during 1995 and 1994 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to the Limited Partners and 1% to the General Partners.


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 AND 1994

(10) Partners' Capital - (Continued)

     The Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the number of Units outstanding at the beginning of the year and in no event, obligated to purchase Units if such purchase would impair the capital or operation of the Partnership.

     During 1995, eleven Limited Partners redeemed a total of 55 Partnership Units for $35,807 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In 1994, the Partnership did not redeem any Units from the Limited Partners. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $929.81 per original $1,000 invested.

(11) Income Taxes -

     The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                1995            1994

     Net Income For Financial
      Reporting Purposes                    $ 3,708,662      $  779,563

     Depreciation for Tax Purposes Under
      Depreciation For Financial
      Reporting Purposes                        138,584         108,697

     Amortization of Start-Up and
      Organization Costs                         (1,916)        (26,122)

     Income Accrued for Tax Purposes Over
      (Under) Income For Financial
      Reporting Purposes                              0         (93,694)

     Property Expenses for Tax Purposes
      (Over) Under Expenses for Financial
      Reporting Purposes                        (77,388)        124,333

     Gain on Sale of Real Estate for
      Tax Purposes Under Gain for
      Financial Reporting Purposes              (16,695)              0
                                             ------------    ------------
           Taxable Income to Partners       $ 3,751,247     $   892,777
                                             ============    ============



          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 AND 1994

(11) Income Taxes - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December
     31:

                                                 1995          1994

     Partners' Capital For
      Financial Reporting Purposes           $17,951,605   $16,216,696

     Depreciation For Tax Purposes Over
      Depreciation For Financial
      Reporting Purposes                         (61,258)     (199,842)

     Capitalized Start-Up Costs
      Under Section 195                          218,409       218,409

     Amortization of Start-Up and
      Organization Costs                        (224,007)     (222,091)

     Property Expenses for Tax Purposes
      Under Expenses for Financial
      Reporting Purposes                         104,726       182,114

     Gain on Sale of Real Estate for
      Tax Purposes Over (Under) Gain
      For Financial Reporting Purposes           (15,554)        1,141

     Organization and Syndication Costs
      Treated as Reduction of Capital
      For Financial Reporting Purposes         3,154,756       3,154,756
                                             ------------    ------------
           Partners' Capital For
              Tax Reporting Purposes         $21,128,677     $19,351,183
                                             ============    ============



          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 AND 1994


(12) Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31, 1995:

                                                     1995
                                            Carrying      Fair
                                             Amount       Value

     Cash and Cash Equivalents            $6,467,946   $6,467,946
     Note Receivable                          62,500       62,500

     The carrying values of cash and cash equivalents and the note receivable approximate fair values.

(13) Contingencies -

     The Partnership is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, these matters are adequately covered by insurance, or if not so covered, are without merit or are of such a nature, or involve such amounts, as would not materially affect the financial position or results of operations of the Partnership.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.


                            PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

        The registrant is a limited partnership and has no officers, directors, or direct employees. The General Partners of the registrant are Robert P. Johnson and AFM. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The director and officers of AFM are as follows:

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
(Continued)

        Robert P. Johnson, age 51, is Chief Executive Officer, President and Director and has held these positions since the formation of AFM in July, 1987, and has been elected to continue in these positions until March, 1997. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Incorporated, which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in fifteen other limited partnerships.

        Mark E. Larson, age 43, is Executive Vice President, Treasurer and Chief Financial Officer and has been elected to continue in these positions until March, 1997. Mr. Larson has been Treasurer since the formation of AFM in July, 1987, Executive Vice President since December, 1987 and Chief Financial Officer since January, 1990. In January, 1993, Mr. Larson was elected to serve as Secretary of AFM and will continue to serve until March, 1997. Mr. Larson has been employed by AEI Fund Management, Inc. and affiliated entities since 1985. From 1979 to 1985, Mr. Larson was with Apache Corporation as manager of Program Accounting responsible for the accounting and reports for approximately 46 public partnerships. Mr. Larson is responsible for supervising the accounting functions of AFM and the registrant.


ITEM 10.  EXECUTIVE COMPENSATION.

        The General Partner and affiliates are reimbursed at cost for all services performed on behalf of the registrant and for all third party expenses paid on behalf of the registrant. The cost for services performed on behalf of the registrant is actual time spent performing such services plus an overhead burden. These services include organizing the registrant and arranging for the offer and sale of Units, reviewing properties for acquisition and rendering administrative and management services.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

        AFM, the Managing General Partner of the registrant, and Robert P. Johnson, its Individual General Partner, contributed $1,000 in total for their interest in the registrant. See Item 1 for a discussion of their share of the registrant's profits and losses. As of December 31, 1995, Mr. Johnson and his wife own a total of twenty Limited Partnership Units (less than 1% of the Units outstanding).


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant.

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties through the period from inception through December 31, 1995.


Person or Entity                                      Amount Incurred From
   Receiving               Form and Method        Inception (February 10, 1988)
 Compensation              of Compensation           To December 31, 1995

AEI Incorporated    Selling Commissions equal to           $2,338,870
                    8% of proceeds plus a 2%
                    nonaccountable expense allowance,
                    most of which was reallowed to
                    Participating Dealers.

General Partners    Reimbursement at Cost for other        $  815,886
and Affiliates      Organization and Offering Costs.

General Partners    Reimbursement at Cost for all          $  785,696
and Affiliates      Acquisition Expenses

General  Partners   1% of Net Cash Flow in any fiscal      $  142,373
                    year until the Limited Partners have
                    received annual, non-cumulative
                    distributions of Net Cash Flow  equal
                    to 10% of their Adjusted Capital
                    Contributions and 10% of any remaining
                    Net Cash Flow in such fiscal year.

General Partners    Reimbursement at Cost for all          $2,070,399
and Affiliates      Administrative Expenses attributable
                    to the Fund, including all expenses
                    related to management and disposition
                    of the Fund's properties and all other
                    transfer agency, reporting, partner
                    relations and other administrative
                    functions.


ITEM   12.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
(Continued)

Person or Entity                                      Amount Incurred From
   Receiving               Form and Method        Inception (February 10, 1988)
 Compensation              of Compensation            To December 31, 1995

General Partners    15% of distributions of Net          $   19,231
                    Proceeds of Sale other than
                    distributions necessary to
                    restore Adjusted Capital
                    Contributions and provide a 6%
                    cumulative return to Limited Partners.
                    The General Partners will receive
                    only 1% of distributions of Net Proceeds of Sale until the Limited Partners have received an amount equal to: (a) their Adjusted Capital Contributions, plus (b) an amount equal to 14% of their Adjusted
                    Capital Contributions per annum, cumulative but not compounded, less (c) all previous cash distributions to the Limited Partners.

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid, (ii) the cumulative property management fees allowed but not paid, (iii) any real estate commission allowed under the Guidelines, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed. The reimbursements not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 1995, the cumulative reimbursements to the General Partners and their affiliates did not exceed these amounts.


                             PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND FORM 8-K/A.

            A.   Exhibits -
                                     Description

              3.1    Certificate  of   Limited
                     Partnership  (incorporated by  reference  to
                     Exhibit     3.1    of    the    registrant's
                     Registration Statement on Form S-11 filed with the Commission on July 30, 1987 [File No. 33-16159]).

              3.2    Limited    Partnership
                     Agreement  (incorporated  by  reference   to
                     Exhibit     3.2    of    the    registrant's
                     Registration Statement on Form S-11 filed with the Commission on July 30, 1987 [File No. 33-16159]).

             10.1    Net  Lease Agreement  dated
                     December 16, 1987 between the Partnership and Flagship, Inc. relating to the property at 3808 Town Crossing Boulevard, Mesquite, Texas (incorporated by reference to Exhibit
                     10.1  of Form 10-K filed with the Commission
                     on July 28, 1992).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.
(Continued)

           (A)  Exhibits -
                                      Description

             10.2    Net  Lease Agreement  dated
                     February  16,  1988 between the  Partnership
                     and  Phaedra Partners III, Ltd. relating  to
                     the   property  at  3769  Commercial  Drive,
                     Indianapolis,   Indiana   (incorporated   by
                     reference  to  Exhibit  10.3  of  Form  10-K
                     filed  with  the  Commission  on  July   28,
                     1992).

             10.3    Assignment dated  March  1,
                     1988  between the Partnership and  Fund  XVI
                     of  the  Net Lease Agreement dated July  23,
                     1987  assigned  to Fund XVI by  Westmoreland
                     Real    Estate,   Inc.   (incorporated    by
                     reference to Exhibit 10.4 of Form 10-K filed with the Commission on July 28, 1992)

             10.4    Net  Lease Agreement  dated
                     November  4,  1988 between  the  Partnership
                     and  B. Wells O'Brien & Co. relating to  the
                     property  at Lassen & William, Carson  City,
                     Nevada   (incorporated   by   reference   to
                     Exhibit 10.10 of Form 10-K filed with the Commission on July 28, 1992).

             10.5    Net  Lease Agreement  dated
                     November  14,  1988 between the  Partnership
                     and   Taco  Cabana,  Inc.  relating  to  the
                     property  at  135 Long Street,  San  Marcos,
                     Texas  (incorporated by reference to Exhibit
                     10.11   of   Form   10-K  filed   with   the
                     Commission on July 28, 1992).

             10.6    Net  Lease Agreement  dated
                     February  9,  1989 between  the  Partnership
                     and  43rd & Indian School, Inc. relating  to
                     the  property  at 43rd Avenue  &  W.  Indian
                     School  Road, Phoenix, Arizona (incorporated
                     by  reference to Exhibit 10.12 of Form  10-K
                     filed  with  the  Commission  on  July   28,
                     1992).

             10.7    Sublease  Agreement  dated
                     December  14,  1989 between  43rd  &  Indian
                     School,  Inc.,  Albert J.  Lankes,  Sr.  and
                     Anna  L. Lankes and the Partnership  of  the
                     Lease on the property at 43rd Avenue and  W.
                     Indian   School   Road,   Phoenix,   Arizona
                     (incorporated by reference to Exhibit  10.13
                     of Form 10-K filed with the Commission on July 28, 1992).

             10.8    Net  Lease Agreement  dated
                     March  1,  1989 between the Partnership  and
                     K.W.W.  Properties,  Inc.  relating  to  the
                     property  at  1851  E.  Florence  Boulevard,
                     Casa   Grande,   Arizona  (incorporated   by
                     reference  to  Exhibit 10.14  of  Form  10-K
                     filed  with  the  Commission  on  July   28,
                     1992).

             10.9    Net  Lease Agreement  dated
                     September  29, 1989 between the  Partnership
                     and  Children's World Learning Centers, Inc.
                     relating  to the property at 12790  Fee  Fee
                     Road,  St. Louis, Missouri (incorporated  by
                     reference  to  Exhibit 10.15  of  Form  10-K
                     filed  with  the  Commission  on  July   28,
                     1992).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.
(Continued)

           (A)  Exhibits -
                                       Description

          10.10      Net  Lease  Agreement
                     dated   September  29,  1989   between   the
                     Partnership  and Children's  World  Learning
                     Centers,  Inc. relating to the  property  at
                     325  Daniel Webster Highway, Merrimack,  New
                     Hampshire  (incorporated  by  reference   to
                     Exhibit 10.16 of Form 10-K filed with the Commission on July 28, 1992).

          10.11      Net  Lease  Agreement
                     dated   September  29,  1989   between   the
                     Partnership  and Children's  World  Learning
                     Centers,  Inc. relating to the  property  at
                     14635    Pipeline   Avenue   South,   Chino,
                     California  (incorporated  by  reference  to
                     Exhibit 10.17 of Form 10-K filed with the Commission on July 28, 1992).

          10.12      Net  Lease  Agreement
                     dated   September  29,  1989   between   the
                     Partnership  and Children's  World  Learning
                     Centers,  Inc. relating to the  property  at
                     838  N.  Quentin  Road,  Palatine,  Illinois
                     (incorporated by reference to Exhibit  10.18
                     of Form 10-K filed with the Commission on July 28, 1992).

          10.13      Net  Lease  Agreement
                     dated   November   1,   1991   between   the
                     Partnership    and   Heartland    Restaurant
                     Corporation  relating  to  the  property  at
                     1221    E.    Kimberly,   Davenport,    Iowa
                     (incorporated by reference to Exhibit  10.21
                     of Form 10-K filed with the Commission on July 28, 1992).

          10.14      Net  Lease  Agreement
                     dated    April    1,   1994   between    the
                     Partnership,  AEI  Real  Estate   Fund   XVI
                     Limited  Partnership, and WIM, Inc. relating
                     to   the  property  at  3808  Town  Crossing
                     Boulevard, Mesquite, Texas (incorporated by reference to Exhibit 10.25 of Form 10-K filed with the Commission on March 30, 1995).

          10.15      First  Amendment   to
                     Lease  dated  October 15, 1994  between  the
                     Partnership,  AEI  Real  Estate   Fund   XVI
                     Limited  Partnership, and WIM, Inc. relating
                     to   the  property  at  3808  Town  Crossing
                     Boulevard, Mesquite, Texas (incorporated by reference to Exhibit 10.26 of Form 10-K filed with the Commission on March 30, 1995).

          10.16      Amendment  to   Lease
                     dated   January   2,   1995   between    the
                     Partnership   and   Huntington   Restaurants
                     Group,  Inc.  relating to  the  property  at
                     1851  E.  Florence Boulevard,  Casa  Grande,
                     Arizona   (incorporated  by   reference   to
                     Exhibit 10.27 of Form 10-K filed with the Commission on March 30, 1995).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.
(Continued)

           (A)  Exhibits -
                                       Description

          10.17      Real  Estate  Purchase
                     Agreement dated August 25, 1995 between  the
                     Partnership,  AEI  Real  Estate   Fund   XVI
                     Limited    Partnership   and   Jiffy    Lube
                     International of Maryland, Inc. relating to the properties at 5763 Samuell Boulevard, Dallas, Texas and 201 South First Street, Garland, Texas.

         10.18       Sale  and  Leaseback
                     Financing    Commitment   Agreement    dated
                     September  19,  1995 and Amendment  to  Sale
                     and     Leaseback    Financing    Commitment
                     Agreement  dated  October 18,  1995  between
                     AEI   Fund  Management,  Inc.  and   Tractor
                     Supply   Company,  Inc.  relating   to   the
                     property  at  U.S. 45 in Tupelo, Mississippi
                     (incorporated by reference to  Exhibit  10.1
                     of Form 10-QSB filed with the Commission on November 2, 1995).

          10.19      Net  Lease  Agreement
                     dated   September  21,  1995   between   the
                     Partnership   and   FFT   Cincinnati,   Ltd.
                     relating  to  the property  at  9035  Fields
                     Ertel Road, Cincinnati, Ohio (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed with the Commission on November 2,1995).

              27     Financial Data Schedule for
                     year ended December 31, 1995.

             B. Reports on Form 8-K and Form 8-K/A - See previously filed report dated November 8, 1995.


                           SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               AEI REAL ESTATE FUND XVII
                               Limited Partnership
                               By: AEI Fund Management XVII, Inc.
                                   Its Managing General Partner


March 15, 1996                 By:/s/ Robert P. Johnson
                                  Robert  P. Johnson, President and Director
                                   (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Name                                Title                        Date


/s/  Robert  P. Johnson  President(Principal Executive Officer) March 15, 1996
Robert P. Johnson        and Sole Director of Managing General
                         Partner

/s/  Mark  E. Larson     Executive Vice President, Treasurer    March  15, 1996
Mark E. Larson           and Chief Financial Officer