Form 10QSB
period 1996-03-31
AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
filed 1996-05-15
CIK 819577

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 1996

                Commission file number:  0-17467


            AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
(Exact Name of Small Business Issuer as Specified in its Charter)


      State of Minnesota                   41-1603719
(State or other Jurisdiction of         (I.R.S. Employer
Incorporation or Organization)        Identification No.)


  1300 Minnesota World Trade Center, St. Paul, Minnesota 55101
            (Address of Principal Executive Offices)

                          (612) 227-7333
                   (Issuer's telephone number)


                         Not Applicable
 (Former name, former address and former fiscal year, if changed since last report)

Check  whether  the issuer (1) filed all reports required  to  be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes  [X]     No

         Transitional Small Business Disclosure Format:

                       Yes          No  [X]




          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP


                              INDEX




PART I.  Financial Information

 Item 1.  Balance Sheet as of March 31, 1996 and December 31, 1995

          Statements for the Periods ended March 31, 1996 and 1995:

             Income

             Cash Flows

             Changes in Partners' Capital

          Notes to Financial Statements

 Item 2.  Management's Discussion and Analysis

PART II.  Other Information

 Item 1.  Legal Proceedings

 Item 2.  Changes in Securities

 Item 3.  Defaults Upon Senior Securities

 Item 4.  Submission of Matters to a Vote of Security  Holders

 Item 5.  Other Information

 Item 6.  Exhibits and Reports on Form 8-K

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                          BALANCE SHEET

              MARCH 31, 1996 AND DECEMBER 31, 1995

                           (Unaudited)


                             ASSETS

                                                       1996          1995

CURRENT ASSETS:
   Cash and Cash Equivalents                      $ 6,473,887    $ 6,467,946
   Receivables                                         71,895         79,092
                                                   -----------    -----------
        Total Current Assets                        6,545,782      6,547,038
                                                   -----------    -----------
INVESTMENTS IN REAL ESTATE:
   Land                                             4,852,325      4,852,325
   Buildings and Equipment                          9,642,206     10,154,639
   Accumulated Depreciation                        (2,716,645)    (2,796,130)
                                                   -----------    -----------
        Net Investments in Real Estate             11,777,886     12,210,834
                                                   -----------    -----------
               Total Assets                       $18,323,668    $18,757,872
                                                   ===========    ===========

                     LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Payable to AEI Fund Management, Inc.           $    30,358    $    53,187
   Distributions Payable                              433,341        715,773
   Security Deposit                                    37,307         37,307
   Unearned Rent                                        5,244              0
                                                   -----------    -----------
        Total Current Liabilities                     506,250        806,267
                                                   -----------    -----------

PARTNERS' CAPITAL (DEFICIT):
   General Partners                                   (23,238)       (21,896)
   Limited Partners, $1,000 Unit value;
    30,000 Units authorized; 23,389 Units
    issued; 23,107 Units outstanding               17,840,656     17,973,501
                                                   -----------    -----------
      Total Partners' Capital                      17,817,418     17,951,605
                                                   -----------    -----------
        Total Liabilities and Partners' Capital   $18,323,668    $18,757,872
                                                   ===========    ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                       1996          1995

INCOME:
   Rent                                           $   406,903    $   582,814
   Investment Income                                   81,093            809
   Other Income                                             0         36,592
                                                   -----------    -----------
        Total Income                                  487,996        620,215
                                                   -----------    -----------

EXPENSES:
   Partnership Administration - Affiliates             86,395         84,123
   Partnership Administration and Property
      Management - Unrelated Parties                   36,052         22,580
   Interest                                                 0          9,320
   Depreciation                                       104,346        141,280
                                                   -----------    -----------
        Total Expenses                                226,793        257,303
                                                   -----------    -----------

OPERATING INCOME                                      261,203        362,912

GAIN ON DISPOSITION OF REAL ESTATE                     78,290              0

MINORITY INTEREST IN OPERATING INCOME                       0         (5,814)
                                                   -----------    -----------

NET INCOME                                        $   339,493    $   357,098
                                                   ===========    ===========

NET INCOME ALLOCATED:
   General Partners                               $     3,395    $     3,571
   Limited Partners                                   336,098        353,527
                                                   -----------    -----------
                                                  $   339,493    $   357,098
                                                   ===========    ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
  (23,107 and 23,162 weighted average Units
   outstanding in 1996 and 1995)                  $     14.55    $     15.26
                                                   ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                       1996          1995
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                   $   339,493    $   357,098

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                     104,346        141,280
     Gain on Disposition of Real Estate               (78,290)             0
     (Increase) Decrease in Receivables                 7,197        (19,474)
     Decrease in Payable to
        AEI Fund Management, Inc.                     (22,829)       (22,740)
     Increase in Contract Payable                           0          1,483
     Increase in Unearned Rent                          5,244         61,103
     Minority Interest                                      0         (1,135)
                                                   -----------    -----------
        Total Adjustments                              15,668        160,517
                                                   -----------    -----------
        Net Cash Provided By
        Operating Activities                          355,161        517,615
                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Disposition of Real Estate           406,892              0
                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                 (282,432)      (108,262)
   Distributions to Partners                         (473,680)      (396,011)
   Increase in Line of Credit                               0         52,500
   Decrease in Long-Term Debt - Net                         0         (7,749)
                                                   -----------    -----------
        Net Cash Used For
        Financing Activities                         (756,112)      (459,522)
                                                   -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS               5,941         58,093

CASH AND CASH EQUIVALENTS,
   beginning of period                              6,467,946        106,795
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS,
   end of period                                  $ 6,473,887    $   164,888
                                                   ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest Paid During the Year                   $         0    $     7,837
                                                   ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)



                                                                    Limited
                                                                  Partnership
                             General      Limited                    Units
                             Partners     Partners      Total     Outstanding


BALANCE, December 31, 1994  $ (39,245)  $16,255,941  $16,216,696    23,161.79

  Distributions                (3,960)     (392,051)    (396,011)

  Net Income                    3,571       353,527      357,098
                             ---------   -----------  -----------  ----------
BALANCE, March 31, 1995     $ (39,634)  $16,217,417  $16,177,783    23,161.79
                             =========   ===========  ===========  ==========


BALANCE, December 31, 1995  $ (21,896)  $17,973,501  $17,951,605    23,106.79

  Distributions                (4,737)     (468,943)    (473,680)

  Net Income                    3,395       336,098      339,493
                             ---------   -----------  -----------  ----------
BALANCE, March 31, 1996     $ (23,238)  $17,840,656  $17,817,418    23,106.79
                             =========   ===========  ===========  ==========



 The accompanying Notes to Financial Statements are an integral part of this statement.


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 1996

                           (Unaudited)


(1) The condensed statements included herein have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements. The adjustments made to these condensed statements consist only of normal recurring adjustments. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the Partnership's latest annual report on Form 10-KSB.

(2)  Organization -

     AEI Real Estate Fund XVII Limited Partnership (Partnership) was formed to acquire and lease commercial properties to operating tenants. The Partnership's operations are managed by AEI Fund Management XVII, Inc. (AFM), the Managing General Partner of the Partnership. Robert P. Johnson, the President and sole shareholder of AFM, serves as the Individual General Partner of the Partnership. An affiliate of AFM, AEI Fund Management, Inc., performs the administrative and operating functions for the Partnership.

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

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(2)  Organization - (Continued)

     Any Net Proceeds of Sale, as defined, from the sale or financing of the Partnership's properties which the General Partners determine to distribute will, after provisions for debts and reserves, be paid in the following manner: (i) first, 99% to the Limited Partners and 1% to the General Partners until the Limited Partners receive an amount equal to: (a) their Adjusted Capital Contribution plus (b) an amount equal to 6% of their Adjusted Capital Contribution per annum, cumulative but not compounded, to the extent not previously distributed from Net Cash Flow; (ii) next, 99% to the Limited Partners and 1% to the General Partners until the Limited Partners receive an amount equal to 14% of their Adjusted Capital Contribution per annum, cumulative but not compounded, to the extent not previously distributed; (iii) next, to the General Partners until cumulative distributions to the General Partners under Items (ii) and (iii) equal 15% of cumulative distributions to all Partners under Items (ii) and (iii). Any remaining balance will be distributed 85% to the Limited Partners and 15% to the General Partners. Distributions to the Limited Partners will be made pro rata by Units.

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


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate -

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

     In July 1995, the lessee of the Applebee's restaurant in Hampton, Virginia, exercised an option in the Lease Agreement to purchase the property. On August31, 1995, the sale closed with the Partnership receiving net sale proceeds of $1,747,127 which resulted in a net gain of $661,866. At the time of sale, the cost and related accumulated depreciation of the property was $1,287,072 and $201,811, respectively.

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

     In September, 1995, the lessee of the Applebee's restaurant in Richmond, Virginia exercised an option in the Lease Agreement to purchase the property. On October 30, 1995, the sale closed with the Partnership receiving net sale proceeds of $1,905,438, which resulted in a net gain of $746,293. At
     the   time   of  sale,  the  cost  and  related  accumulated
     depreciation  was $1,375,732 and $216,587, respectively.   A
     portion of the net sale proceeds was used to pay off the bank note and satisfy the mortgage on the property.


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     In January, 1996, the Cheddar's restaurant in Indianapolis, Indiana was destroyed by a fire. The Partnership reached an agreement with the tenant and insurance company which called for termination of the Lease, demolition of the building and payment to the Partnership of $407,282 for the building and equipment and $49,688 for lost rent. The property will not be rebuilt and the Partnership has listed the land for sale. The Partnership recognized net disposition proceeds of $406,892 which resulted in a net gain of $78,290. At the time of disposition, the cost and related accumulated depreciation was $512,433 and $183,831, respectively. The Partnership's cost of the land is $261,644.

     During the first three months of 1996 and the year ended 1995, the Partnership distributed $108,131 and $930,047 of the net sale proceeds to the Limited and General Partners which represented a return of capital of $4.63 and $39.82 per Limited Partnership Unit, respectively. The Managing General Partner is in the process of preparing a proxy statement to propose an amendment to the Limited Partnership Agreement that would allow the Partnership to reinvest the majority of the sales proceeds in additional properties.

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

     To entice the assignee, WIM, Inc. (WIM) to operate the restaurants and enter into the Lease Agreements, the
     Partnership provided funds to renovate the restaurants and paid for operating expenses. The Partnership's share of renovation and operating expenses during this period was $222,976, which was expensed in the fourth quarter of 1994. However, WIM was not able to operate the properties profitably and was unable to make rental payments as provided in the Lease Agreements. To reduce expenses and minimize the losses produced by this property, the Partnership amended the agreement to provide for WIM to make annual rental payments of the greater of $60,000 or 5.5% of sales beginning October 1, 1994. In December, 1995, the Partnership took possession of the property after WIM was unable to perform under the terms of the Lease. The property is currently listed for sale or lease. While the property is being re-leased or sold, the Partnership is responsible for the real estate taxes and other costs required to maintain the property.


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

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

     The Partnership owns a 65.09% interest in the Sizzler restaurant at the King's Island Theme Park near Cincinnati, Ohio and a 100% interest in a Sizzler restaurant on Fields Ertel Road in Cincinnati, Ohio. In January, 1994, the
     Partnership closed the restaurant at King's Island and listed it for sale or lease. While the property is being re-leased or sold, the Partnership is responsible for the real estate taxes and other costs required to maintain the
     property.   No  rent was received in 1996 or 1995  from  the
     property.

     In September, 1995, the Partnership re-leased the property on Fields Ertel Road to FFT Cincinnati Ltd. under a triple net lease agreement with a primary term of 20 years which may be renewed for up to four consecutive five-year periods. The annual base rent is $19,750 for the first lease year and $75,000 for the second lease year, with rent increases each subsequent lease year of two percent of the prior year's rent. The Partnership may also receive percentage rent if sales exceed certain amounts.

(4)  Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(5)  Long Term Debt -

     On January 31, 1994, the Partnership entered into a five-year bank term Note for $195,000 with interest at the prime rate plus one half percent. Proceeds from the Note were advanced to WIM for renovation and other restaurant costs related to the J.T. McCord's property. The Partnership provided a mortgage and a Lease Assignment Agreement on the Applebee's restaurant in Richmond, Virginia as collateral for the loan. On October 30, 1995, a portion of the net proceeds from the sale of the Applebee's property was used to pay off the outstanding principal balance of the bank Note and satisfy the mortgage. In the first quarter of 1995, interest expense on the Note was $4,015.


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Line of Credit -

     In September, 1994, the Partnership established a $150,000 unsecured line of credit at Fidelity Bank of Edina,
     Minnesota. On January 5, 1995, the line of credit was increased to $400,000. The line of credit bears interest at the prime rate plus one percent on the outstanding balance, which was due on demand, but in any event no later than January 5, 1996. The line of credit was established to provide short-term financing to cover any temporary cash deficits. In January, 1996, the line of credit expired. In the first quarter of 1995, interest expense related to the line of credit was $3,822.

(7)  Other Income -

     In March, 1995, the Partnership received $36,592 of insurance proceeds for vandalism to the Kings Island Sizzler restaurant. Damage to the property was minor and the Partnership has elected not to make repairs at this time.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

       The Partnership's rental income is derived from long-term, triple net lease agreements on the Partnership's properties. For the three months ended March 31, 1996 and 1995, the Partnership recognized rental income of $406,903 and $582,814, respectively. During the same periods, the Partnership earned investment income of $81,093 and $809, respectively. In 1996, rental income decreased $175,911 as a result of the property sales discussed below. The decrease in rental income was partially offset by rent increases on ten properties and additional investment income earned on the net proceeds from the property sales.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        To entice the assignee, WIM, Inc. (WIM) to operate the restaurants and enter into the Lease Agreements, the Partnership provided funds to renovate the restaurants and paid for operating expenses. The Partnership's share of renovation and operating expenses during this period was $222,976, which was expensed in the fourth quarter of 1994. However, WIM was not able to operate the properties profitably and was unable to make rental payments as provided in the Lease Agreements. To reduce expenses and minimize the losses produced by this property, the Partnership amended the agreement to provide for WIM to make annual rental payments of the greater of $60,000 or 5.5% of sales beginning October 1, 1994. In December, 1995, the Partnership took possession of the property after WIM was unable to perform under the terms of the Lease. The property is currently listed for sale or lease. While the property is being re-leased or sold, the Partnership is responsible for the real estate taxes and other costs required to maintain the property.

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

        The Partnership owns a 65.09% interest in the Sizzler restaurant at the King's Island Theme Park near Cincinnati, Ohio and a 100% interest in a Sizzler restaurant on Fields Ertel Road in Cincinnati, Ohio. In January, 1994, the Partnership closed the restaurant at King's Island and listed it for sale or lease. While the property is being re-leased or sold, the Partnership is responsible for the real estate taxes and other costs required to maintain the property. No rent was received in 1996 or 1995 from the property.

       In September, 1995, the Partnership re-leased the property on Fields Ertel Road to FFT Cincinnati Ltd. under a triple net lease agreement with a primary term of 20 years which may be renewed for up to four consecutive five-year periods. The annual base rent is $19,750 for the first lease year and $75,000 for the second lease year, with rent increases each subsequent lease year of two percent of the prior year's rent. The Partnership may also receive percentage rent if sales exceed certain amounts.

       During the three months ended March 31, 1996 and 1995, the Partnership paid Partnership administration expenses to affiliated parties of $86,395 and $84,123, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $36,052 and $22,580, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The increase in these expenses in 1996, when compared to 1995, is the result of expenses incurred in 1996 related to the J.T. McCord's and Sizzler situations discussed above.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        As of March 31, 1996, the Partnership's annualized cash distribution rate was 7.34%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

       During the three months ended March 31, 1996, the Partnership's cash balances increased $5,941. Net cash provided by operating activities decreased from $517,615 in 1995 to $355,161 in 1996 mainly as the result of a decrease in revenues as a result of the property sales discussed below.

        For  the  three  months ended March 31,  1996,  net  cash
provided  by investing activities was $406,892, which  represents
net   insurance  proceeds  received  related  to  the   Cheddar's
restaurant in Indianapolis, Indiana as discussed below.

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

        In July 1995, the lessee of the Applebee's restaurant in Hampton, Virginia, exercised an option in the Lease Agreement to purchase the property. On August31, 1995, the sale closed with the Partnership receiving net sale proceeds of $1,747,127 which resulted in a net gain of $661,866. At the time of sale, the cost and related accumulated depreciation of the property was $1,287,072 and $201,811, respectively.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

         In September, 1995, the lessee of the Applebee's restaurant in Richmond, Virginia exercised an option in the Lease Agreement to purchase the property. On October 30,1995, the sale closed with the Partnership receiving net sale proceeds of $1,905,438, which resulted in a net gain of $746,293. At the time of sale, the cost and related accumulated depreciation was $1,375,732 and $216,587, respectively. A portion of the net sale proceeds was used to pay off the bank note and satisfy the mortgage on the property as discussed below.

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

         In January, 1996, the Cheddar's restaurant in Indianapolis, Indiana was destroyed by a fire. The Partnership reached an agreement with the tenant and insurance company which called for termination of the Lease, demolition of the building and payment to the Partnership of $407,282 for the building and equipment and $49,688 for lost rent. The property will not be rebuilt and the Partnership has listed the land for sale. The Partnership recognized net disposition proceeds of $406,892 which resulted in a net gain of $78,290. At the time of disposition, the cost and related accumulated depreciation was $512,433 and $183,831, respectively. The Partnership's cost of the land is $261,644.

        During the first three months of 1996 and the year ended 1995, the Partnership distributed $108,131 and $930,047 of the net sale proceeds to the Limited and General Partners which represented a return of capital of $4.63 and $39.82 per Limited Partnership Unit, respectively. The Managing General Partner is in the process of preparing a proxy statement to propose an amendment to the Limited Partnership Agreement that would allow the Partnership to reinvest the majority of the sales proceeds in additional properties.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

      The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each
year.  During   1996,  the  Partnership  will  be  distributing
approximately $354,000 of net sale proceeds in addition to the regular quarterly distributions of net cash flow. The distributions will be made in equal quarterly installments. As a result, distributions are higher in 1996, when compared to 1995. For the three months ended March 31, 1996, the other use of cash flow for financing activities was related to the decrease in distributions payable which was mainly the result of a special distribution of net sale procees of approximately $354,000 which was accrued in December 1995, but not paid until January 1996.

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

        On January 31, 1994, the Partnership entered into a five-year bank term Note for $195,000 with interest equal to the prime rate plus one half percent. Proceeds from the Note were advanced to WIM for renovation and other restaurant operating costs related to the J.T. McCord's property. The Partnership provided a mortgage and a Lease Assignment Agreement on its Applebee's restaurant in Richmond, Virginia as collateral for the loan. On October 30, 1995, the Partnership sold the property and a portion of the net proceeds was used to pay off the outstanding principal balance of the bank Note and satisfy the mortgage. In the first quarter of 1995, interest expense on the Note was $4,015.

       In September, 1994, the Partnership established a $150,000 unsecured line of credit at Fidelity Bank of Edina, Minnesota. On January 5, 1995, the line of credit was increased to $400,000. The line of credit bears interest at the prime rate plus one percent on the outstanding balance, which was due on demand, but in any event no later than January 5, 1996. The line of credit was established to provide short-term financing to cover any temporary cash deficits. In January, 1996, the line of credit expired. In the first quarter of 1995, interest expense related to the line of credit was $3,822.

       The continuing rent payments from the properties, together with cash generated from the property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.



                   PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Partnership is a party or of which the Partnership's property is subject.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             a.   Exhibits - None.
             b.   Reports filed on Form 8-K - None.


                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 13, 1996          AEI Real Estate Fund XVII
                              Limited Partnership
                              By:  AEI Fund Management XVII, Inc.
                              Its: Managing General Partner



                              By:  /s/ Robert P. Johnson
                                       Robert P. Johnson
                                       President



                              By:  /s/ Mark E. Larson
                                       Mark E. Larson
                                       Chief Financial Officer