Form 10QSB
period 1996-06-30
AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
filed 1996-08-14
CIK 819577

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 1996

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


                              INDEX




PART I.  Financial Information

 Item 1.  Balance Sheet as of June 30, 1996 and  December 31, 1995

          Statements for the Periods ended June 30, 1996 and 1995:

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

                          BALANCE SHEET

               JUNE 30, 1996 AND DECEMBER 31, 1995

                           (Unaudited)


                             ASSETS

                                                      1996           1995

CURRENT ASSETS:
   Cash and Cash Equivalents                      $  6,390,690   $  6,467,946
   Receivables                                          72,078         79,092
                                                    -----------    -----------
        Total Current Assets                         6,462,768      6,547,038
                                                    -----------    -----------
INVESTMENTS IN REAL ESTATE:
   Land                                              4,590,681      4,852,325
   Buildings and Equipment                           9,642,206     10,154,639
   Accumulated Depreciation                         (2,820,024)    (2,796,130)
                                                    -----------    -----------
                                                    11,412,863     12,210,834
   Land Held for Resale                                261,644              0
                                                    -----------    -----------
           Net Investments in Real Estate           11,674,507     12,210,834
                                                    -----------    -----------
               Total Assets                        $18,137,275    $18,757,872
                                                    ===========    ===========


                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Payable to AEI Fund Management, Inc.            $    74,707    $    53,187
   Distributions Payable                               433,544        715,773
   Security Deposit                                     37,307         37,307
   Unearned Rent                                        41,118              0
                                                    -----------    -----------
        Total Current Liabilities                      586,676        806,267
                                                    -----------    -----------

PARTNERS' CAPITAL (DEFICIT):
   General Partners                                    (25,906)       (21,896)
   Limited Partners, $1,000 Unit value;
    30,000 Units authorized; 23,389 Units
    issued; 23,107 Units outstanding                17,576,505     17,973,501
                                                    -----------    -----------
       Total Partners' Capital                      17,550,599     17,951,605
                                                    -----------    -----------
          Total Liabilities and Partners' Capital  $18,137,275    $18,757,872
                                                    ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                             Second Quarter Ended         Six Months Ended
                             6/30/96     6/30/95        6/30/96     6/30/95
INCOME:
 Rent                      $ 353,189   $ 571,212      $ 760,092   $ 1,154,026
 Investment Income            82,215         883        163,308         1,692
 Other Income                      0           0              0        36,592
                            ---------   ---------      ---------   -----------
        Total Income         435,404     572,095        923,400     1,192,310
                            ---------   ---------      ---------   -----------

EXPENSES:
 Partnership Administration-
   Affiliates                 59,959      65,877        146,354       150,000
 Partnership Administration
   and Property Management-
   Unrelated Parties          65,204      22,650        101,256        45,230
 Interest                          0       7,649              0        16,969
 Depreciation                103,379     141,280        207,725       282,560
                            ---------   ---------      ---------   -----------
        Total Expenses       228,542     237,456        455,335       494,759
                            ---------   ---------      ---------   -----------

OPERATING INCOME             206,862     334,639        468,065       697,551

GAIN ON DISPOSITION
   OF REAL ESTATE                  0           0         78,290             0

MINORITY INTEREST IN
   OPERATING INCOME                0      (5,815)             0       (11,629)
                            ---------   ---------      ---------   -----------

NET INCOME                 $ 206,862   $ 328,824      $ 546,355   $   685,922
                            =========   =========      =========   ===========

NET INCOME ALLOCATED:
 General Partners          $   2,069   $   3,288      $   5,464   $     6,859
 Limited Partners            204,793     325,536        540,891       679,063
                            ---------   ---------      ---------   -----------
                           $ 206,862   $ 328,824      $ 546,355   $   685,922
                            =========   =========      =========   ===========
NET INCOME PER
  LIMITED PARTNERSHIP UNIT
  (23,107 and 23,162 weighted average
   Units outstanding in 1996 and 1995,
    respectively)          $    8.86   $   14.06      $   23.41   $     29.32
                            =========   =========      =========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                      1996           1995

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                    $   546,355    $   685,922

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                     207,725        282,560
     Gain on Disposition of Real Estate               (78,290)             0
     (Increase) Decrease in Receivables                 7,014        (16,148)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                      21,520        (42,611)
     Decrease in Contract Payable                           0        (17,059)
     Increase in Unearned Rent                         41,118         60,860
     Minority Interest                                      0         (2,270)
                                                   -----------    -----------
        Total Adjustments                             199,087        265,332
                                                   -----------    -----------
        Net Cash Provided By
        Operating Activities                          745,442        951,254
                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from Disposition of Real Estate          406,892              0
                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                 (282,229)      (108,211)
   Distributions to Partners                         (947,361)      (792,022)
   Decrease in Long-Term Debt - Net                         0        (12,893)
                                                   -----------    -----------
        Net Cash Used For
        Financing Activities                       (1,229,590)      (913,126)
                                                   -----------    -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                               (77,256)        38,128

CASH AND CASH EQUIVALENTS, beginning of period      6,467,946        106,795
                                                   -----------    -----------

CASH AND CASH EQUIVALENTS, end of period          $ 6,390,690    $   144,923
                                                   ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest Paid During the Year                   $         0    $    14,676
                                                   ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)



                                                                    Limited
                                                                  Partnership
                             General      Limited                    Units
                             Partners     Partners      Total     Outstanding


BALANCE, December 31, 1994  $ (39,245)  $16,255,941  $16,216,696    23,161.79

  Distributions                (7,920)    (784,102)     (792,022)

  Net Income                    6,859      679,063       685,922
                             ---------  -----------   -----------  -----------
BALANCE, June 30, 1995      $ (40,306) $16,150,902   $16,110,596    23,161.79
                             =========  ===========   ===========  ===========


BALANCE, December 31, 1995  $ (21,896) $17,973,501   $17,951,605    23,106.79

  Distributions                (9,474)    (937,887)     (947,361)

  Net Income                    5,464      540,891       546,355
                             ---------  -----------   -----------  -----------
BALANCE, June 30, 1996      $ (25,906) $17,576,505   $17,550,599    23,106.79
                             =========  ===========   ===========  ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.




          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 1996

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


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate -

     In  1995,  the  Partnership elected early  adoption  of  the
     Statement  of  Financial  Accounting  Standards   No.   121,
     "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This standard requires the Partnership to compare the carrying amount of its properties to the estimated future cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying
     amount   of   the  property,  the  Statement  requires   the
     Partnership to recognize an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property. Adoption of this Statement is not expected to have a material effect on the Partnership's financial statements.

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

     In January, 1996, the Cheddar's restaurant in Indianapolis, Indiana was destroyed by a fire. The Partnership reached an agreement with the tenant and insurance company which called for termination of the Lease, demolition of the building and payment to the Partnership of $407,282 for the building and equipment and $49,688 for lost rent. The property will not be rebuilt and the Partnership listed the land for sale. The Partnership recognized net disposition proceeds of $406,892 which resulted in a net gain of $78,290. At the time of disposition, the cost and related accumulated depreciation was $512,433 and $183,831, respectively. The Partnership's cost of the land is $261,644.

     In June, 1996, the Partnership entered into an agreement to sell the Danny's Family Car Wash in Phoenix, Arizona to the lessee. The sale price will be approximately $1,700,000 which will result in a net gain of approximately $340,000. The Partnership anticipates the sale will close on August 15, 1996.

     During the first six months of 1996 and the year 1995, the Partnership distributed $235,251 and $930,047 of the net sale proceeds to the Limited and General Partners which represented a return of capital of $10.08 and $39.82 per Limited Partnership Unit, respectively. The Managing General Partner is in the process of preparing a proxy statement to propose an amendment to the Limited Partnership Agreement that would allow the Partnership to reinvest the majority of the sales proceeds in additional properties.

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


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     To entice the assignee, WIM, Inc. (WIM), to operate the restaurants and enter into the Lease Agreements, the
     Partnership provided funds to renovate the restaurants and paid for operating expenses. The Partnership's share of renovation and operating expenses during this period was $222,976, which was expensed in the fourth quarter of 1994. However, WIM was not able to operate the properties profitably and was unable to make rental payments as provided in the Lease Agreements. To reduce expenses and minimize the losses produced by this property, the Partnership amended the agreement to provide for WIM to make annual rental payments of the greater of $60,000 or 5.5% of sales beginning October 1, 1994. In December, 1995, the Partnership took possession of the property after WIM was unable to perform under the terms of the Lease. While the property is being re-leased or sold, the Partnership is responsible for the real estate taxes and other costs required to maintain the property.

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

     In July, 1996, the Partnership entered into an agreement to sell the J.T. McCord's in Mesquite, Texas to an unrelated third party. The sale price for the Partnership's interest in the property will be approximately $682,500, which will result in a net loss of approximately $109,000. The agreement calls for the purchase to be completed by August 30, 1996. The buyer is currently conducting an inspection of the property and may terminate the agreement at any time, without recourse.

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

     In September, 1995, the Partnership re-leased the property on Fields Ertel Road to FFT Cincinnati Ltd. under a triple net lease agreement with a primary term of 20 years which may be renewed for up to four consecutive five-year periods. The annual base rent is $19,750 for the first lease year and $75,000 for the second lease year, with rent increases each subsequent lease year of two percent of the prior year's rent. The Partnership may also receive percentage rent if sales exceed certain amounts. The property is now operated as a Bennigan's restaurant.


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(4)  Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(5)  Long Term Debt -

     On January 31, 1994, the Partnership entered into a five-year bank term Note for $195,000 with interest at the prime rate plus one half percent. Proceeds from the Note were advanced to WIM for renovation and other restaurant costs related to the J.T. McCord's property. The Partnership provided a mortgage and a Lease Assignment Agreement on the Applebee's restaurant in Richmond, Virginia as collateral for the loan. On October 30, 1995, a portion of the net proceeds from the sale of the Applebee's property was used to pay off the outstanding principal balance of the bank Note and satisfy the mortgage. In the first six months of 1995, interest expense on the Note was $7,962.

(6)  Line of Credit -

     In September, 1994, the Partnership established a $150,000 unsecured line of credit at Fidelity Bank of Edina,
     Minnesota. On January 5, 1995, the line of credit was increased to $400,000. The line of credit bears interest at the prime rate plus one percent on the outstanding balance, which was due on demand, but in any event no later than January 5, 1996. The line of credit was established to provide short-term financing to cover any temporary cash deficits. In January, 1996, the line of credit expired. In the first six months of 1995, interest expense related to the line of credit was $6,089.

(7)  Other Income -

     In March, 1995, the Partnership received $36,592 of insurance proceeds for vandalism to the Kings Island Sizzler restaurant. Damage to the property was minor and the Partnership has elected not to make repairs at this time.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the six months ended June 30, 1996 and 1995, the Partnership recognized rental income of $760,092 and $1,154,026, respectively. During the same periods, the Partnership earned investment income of $163,308 and $1,692, respectively. In 1996, rental income decreased $393,934 as a result of the property sales discussed below. The decrease in rental income was partially offset by rent increases on ten properties and additional investment income earned on the net proceeds from the property sales.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

        To entice the assignee, WIM, Inc. (WIM), to operate the restaurants and enter into the Lease Agreements, the Partnership provided funds to renovate the restaurants and paid for operating expenses. The Partnership's share of renovation and operating expenses during this period was $222,976, which was expensed in the fourth quarter of 1994. However, WIM was not able to operate the properties profitably and was unable to make rental payments as provided in the Lease Agreements. To reduce expenses and minimize the losses produced by this property, the Partnership amended the agreement to provide for WIM to make annual rental payments of the greater of $60,000 or 5.5% of sales beginning October 1, 1994. In December, 1995, the Partnership took possession of the property after WIM was unable to perform under the terms of the Lease. While the property is being re-leased or sold, the Partnership is responsible for the real estate taxes and other costs required to maintain the property.

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

        In July, 1996, the Partnership entered into an agreement to sell the J.T. McCord's in Mesquite, Texas to an unrelated third party. The sale price for the Partnership's interest in the property will be approximately $682,500, which will result in a net loss of approximately $109,000. The agreement calls for the purchase to be completed by August 30, 1996. The buyer is currently conducting an inspection of the property and may terminate the agreement at any time, without recourse.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

       In September, 1995, the Partnership re-leased the property on Fields Ertel Road to FFT Cincinnati Ltd. under a triple net lease agreement with a primary term of 20 years which may be renewed for up to four consecutive five-year periods. The annual base rent is $19,750 for the first lease year and $75,000 for the second lease year, with rent increases each subsequent lease year of two percent of the prior year's rent. The Partnership may also receive percentage rent if sales exceed certain amounts. The property is now operated as a Bennigan's restaurant.

        During the six months ended June 30, 1996 and 1995, the Partnership paid Partnership administration expenses to affiliated parties of $146,354 and $150,000, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $101,256 and $45,230, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The increase in these expenses in 1996, when compared to 1995, is the result of expenses incurred in 1996 related to the J.T. McCord's and Sizzler situations discussed above.

        As of June 30, 1996, the Partnership's annualized cash distribution rate was 7.18%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

         During the six months ended June 30, 1996, the Partnership's cash balances decreased $77,256. Net cash provided by operating activities decreased from $951,254 in 1995 to $745,442 in 1996 mainly as the result of a decrease in revenues as a result of the property sales discussed below and an increase in expenses in 1996.

        For the six months ended June 30, 1996, net cash provided by investing activities was $406,892, which represents net insurance proceeds received related to the Cheddar's restaurant in Indianapolis, Indiana as discussed below.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

         In January, 1996, the Cheddar's restaurant in Indianapolis, Indiana was destroyed by a fire. The Partnership reached an agreement with the tenant and insurance company which called for termination of the Lease, demolition of the building and payment to the Partnership of $407,282 for the building and equipment and $49,688 for lost rent. The property will not be rebuilt and the Partnership listed the land for sale. The Partnership recognized net disposition proceeds of $406,892 which resulted in a net gain of $78,290. At the time of disposition, the cost and related accumulated depreciation was $512,433 and $183,831, respectively. The Partnership's cost of the land is $261,644.

        In June, 1996, the Partnership entered into an agreement to sell the Danny's Family Car Wash in Phoenix, Arizona to the lessee. The sale price will be approximately $1,700,000 which will result in a net gain of approximately $340,000. The Partnership anticipates the sale will close on August 15, 1996.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

       During the first six months of 1996 and the year 1995, the Partnership distributed $235,251 and $930,047 of the net sale proceeds to the Limited and General Partners which represented a return of capital of $10.08 and $39.82 per Limited Partnership Unit, respectively. The Managing General Partner is in the process of preparing a proxy statement to propose an amendment to the Limited Partnership Agreement that would allow the Partnership to reinvest the majority of the sales proceeds in additional properties.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. During 1996, the Partnership will be distributing approximately $354,000 of net sale proceeds in addition to the regular quarterly distributions of net cash flow. The distributions will be made in equal quarterly installments. As a result, distributions are higher in 1996, when compared to 1995. For the six months ended June 30, 1996, the other use of cash flow for financing activities was related to the decrease in distributions payable which was mainly the result of a special distribution of net sale proceeds of approximately $354,000 which was accrued in December 1995, but not paid until January 1996.

        The Partnership may purchase Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

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

        On January 31, 1994, the Partnership entered into a five-year bank term Note for $195,000 with interest equal to the prime rate plus one half percent. Proceeds from the Note were advanced to WIM for renovation and other restaurant operating costs related to the J.T. McCord's property. The Partnership provided a mortgage and a Lease Assignment Agreement on its Applebee's restaurant in Richmond, Virginia as collateral for the loan. On October 30, 1995, the Partnership sold the property and a portion of the net proceeds was used to pay off the outstanding principal balance of the bank Note and satisfy the mortgage. In the first six months of 1995, interest expense on the Note was $7,962.

       In September, 1994, the Partnership established a $150,000 unsecured line of credit at Fidelity Bank of Edina, Minnesota. On January 5, 1995, the line of credit was increased to $400,000. The line of credit bears interest at the prime rate plus one percent on the outstanding balance, which was due on demand, but in any event no later than January 5, 1996. The line of credit was established to provide short-term financing to cover any temporary cash deficits. In January, 1996, the line of credit expired. In the first six months of 1995, interest expense related to the line of credit was $6,089.

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

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.   Exhibits -
                                     Description

                 10.1 Real Estate Purchase Agreement dated June 30, 1996 between the Partnership and 43rd & Indian School, Inc. relating to the property at 43rd Avenue & W. Indian School Road, Phoenix, Arizona.

                 10.2 Purchase Agreement dated July 10, 1996 between the Partnership, AEI Real Estate Fund XVI Limited Partnership, and BW, Incorporated relating to the property at 3808 Town Crossing Boulevard, Mesquite, Texas.

                 27    Financial Data Schedule  for  period
                       ended June 30, 1996.

         b.  Reports filed on Form 8-K - None.


                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 8, 1996        AEI Real Estate Fund XVII
                              Limited Partnership
                              By:  AEI Fund Management XVII, Inc.
                              Its: Managing General Partner



                              By:  /s/ Robert P. Johnson
                                       Robert P. Johnson
                                       President
                                      (Principal Executive Officer)



                              By:  /s/ Mark E. Larson
                                       Mark E. Larson
                                       Chief Financial Officer
                                      (Principal Accounting Officer)