Form 10QSB
period 1996-09-30
AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
filed 1996-11-14
CIK 819577

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 1996

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 1996 and December 31, 1995

         Statements for the Periods ended September 30, 1996 and 1995:

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

                          BALANCE SHEET

            SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                           (Unaudited)


                             ASSETS
                                                        1996         1995

CURRENT ASSETS:
   Cash and Cash Equivalents                        $  7,961,286  $  6,467,946
   Receivables                                            34,571        79,092
                                                      -----------   -----------
        Total Current Assets                           7,995,857     6,547,038
                                                      -----------   -----------
INVESTMENTS IN REAL ESTATE:
   Land                                                3,718,282     4,852,325
   Buildings and Equipment                             8,826,334    10,154,639
   Accumulated Depreciation                           (2,578,751)   (2,796,130)
                                                      -----------   -----------
                                                       9,965,865    12,210,834
   Land Held for Resale                                  261,644             0
                                                      -----------   -----------
         Net Investments in  Real Estate              10,227,509    12,210,834
                                                      -----------   -----------
               Total Assets                          $18,223,366   $18,757,872
                                                      ===========   ===========


                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Payable to AEI Fund Management, Inc.              $    44,906   $    53,187
   Distributions Payable                                 433,536       715,773
   Security Deposit                                       37,307        37,307
   Unearned Rent                                          69,111             0
                                                      -----------   -----------
        Total Current Liabilities                        584,860       806,267
                                                      -----------   -----------
PARTNERS' CAPITAL (DEFICIT):
   General Partners                                      (25,027)      (21,896)
   Limited Partners, $1,000 Unit value;
   30,000 Units authorized; 23,389 Units
   issued; 23,107 Units outstanding                   17,663,533    17,973,501
                                                      -----------   -----------
          Total Partners' Capital                     17,638,506    17,951,605
                                                      -----------   -----------
            Total Liabilities and Partners' Capital  $18,223,366   $18,757,872
                                                      ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                           Three Months Ended      Nine Months Ended
                           9/30/96    9/30/95      9/30/96     9/30/95

INCOME:
 Rent                    $ 348,769  $   552,088   $ 1,108,861  $ 1,706,114
 Investment Income          82,269       16,798       245,577       18,490
 Other Income                    0            0             0       36,592
                          ---------  -----------   -----------  -----------
        Total Income       431,038      568,886     1,354,438    1,761,196
                          ---------  -----------   -----------  -----------

EXPENSES:
 Partnership Administration -
  Affiliates                75,136       77,125       221,490      227,125
 Partnership Administration
  and Property Management -
  Unrelated Parties         38,160       30,394       139,416       75,624
 Interest                        0        5,973             0       22,942
 Depreciation              103,378      136,010       311,103      418,570
                          ---------  -----------   -----------  -----------
        Total Expenses     216,674      249,502       672,009      744,261
                          ---------  -----------   -----------  -----------

OPERATING INCOME           214,364      319,384       682,429    1,016,935

GAIN ON SALE OF REAL
  ESTATE                   347,224      978,599       425,514      978,599

MINORITY INTEREST IN
  OPERATING INCOME               0       (5,814)            0      (17,443)
                          ---------  -----------   -----------  -----------

NET INCOME               $ 561,588  $ 1,292,169   $ 1,107,943  $ 1,978,091
                          =========  ===========   ===========  ===========

NET INCOME ALLOCATED:
 General Partners        $   5,615  $    12,922   $    11,079  $    19,781
 Limited Partners          555,973    1,279,247     1,096,864    1,958,310
                          ---------  -----------   -----------  -----------
                         $ 561,588  $ 1,292,169   $ 1,107,943  $ 1,978,091
                          =========  ===========   ===========  ===========
NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 (23,107 and 23,162 weighted average
 Units outstanding in 1996 and 1995,
 respectively)           $   24.06  $    55.23    $    47.47   $    84.55
                          =========  ===========   ===========  ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                        1996         1995

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                      $  1,107,943  $  1,978,091

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                        311,103       418,570
     Gain on Sale of Real Estate                        (425,514)     (978,599)
     (Increase) Decrease in Receivables                   44,521          (707)
     Decrease in Payable to
        AEI Fund Management, Inc.                         (8,281)      (38,056)
     Decrease in Contract Payable                              0       (15,702)
     Increase in Unearned Rent                            69,111        60,859
     Minority Interest                                         0        (3,405)
                                                      -----------   -----------
        Total Adjustments                                 (9,060)     (557,040)
                                                      -----------   -----------
        Net Cash Provided By
        Operating Activities                           1,098,883     1,421,051
                                                      -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Sale of Real Estate                   2,097,736     2,472,238
                                                      -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                    (282,237)     (108,160)
   Distributions to Partners                          (1,421,042)   (1,188,033)
   Decrease in Long-Term Debt - Net                            0       (24,165)
                                                      -----------   -----------
        Net Cash Used For
        Financing Activities                          (1,703,279)   (1,320,358)
                                                      -----------   -----------
NET INCREASE IN CASH
   AND CASH EQUIVALENTS                                1,493,340     2,572,931

CASH AND CASH EQUIVALENTS, beginning of period         6,467,946       106,795
                                                      -----------   -----------

CASH AND CASH EQUIVALENTS, end of period             $ 7,961,286   $ 2,679,726
                                                      ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest Paid During the Period                    $         0   $    19,292
                                                      ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)



                                                                    Limited
                                                                  Partnership
                             General      Limited                    Units
                             Partners     Partners      Total     Outstanding


BALANCE, December 31, 1994  $ (39,245)  $16,255,941  $16,216,696    23,161.79

  Distributions               (11,880)   (1,176,153)  (1,188,033)

  Net Income                   19,781     1,958,310    1,978,091
                             ---------   -----------  -----------  ----------
BALANCE, September 30, 1995 $ (31,344)  $17,038,098  $17,006,754    23,161.79
                             =========   ===========  ===========  ==========


BALANCE, December 31, 1995  $ (21,896)  $17,973,501  $17,951,605    23,106.79

  Distributions               (14,210)   (1,406,832)  (1,421,042)

  Net Income                   11,079     1,096,864    1,107,943
                             ---------   -----------  -----------  ----------
BALANCE, September 30, 1996 $ (25,027)  $17,663,533  $17,638,506    23,106.79
                             =========   ===========  ===========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.



          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1996

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

     In March 1995, the lessee of the Applebee's restaurant in Columbia, South Carolina, exercised an option in the Lease Agreement to purchase the property. On July 28, 1995, the sale closed with the Partnership receiving net sale proceeds of $715,545 which resulted in a net gain of $307,167. At the time of sale, the cost and related accumulated depreciation was $534,974 and $126,596, respectively.

     In July 1995, the lessee of the Applebee's restaurant in Hampton, Virginia, exercised an option in the Lease Agreement to purchase the property. On August 31, 1995, the sale closed with the Partnership receiving net sale proceeds of $1,747,127 which resulted in a net gain of $661,866. At the time of sale, the cost and related accumulated depreciation was $1,287,072 and $201,811, respectively.

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

     In June, 1996, the Partnership entered into an agreement to sell the Danny's Family Car Wash in Phoenix, Arizona to the lessee. On September 25, 1996, the sale closed with the Partnership receiving net sale proceeds of $1,690,844 which resulted in a net gain of $347,224. At the time of sale, the cost and related accumulated depreciation was $1,688,271 and $344,651, respectively.

     During the first nine months of 1996 and the year 1995, the Partnership distributed $427,510 and $930,047 of the net sale proceeds to the Limited and General Partners which represented a return of capital of $18.32 and $39.82 per Limited Partnership Unit, respectively. In November, 1996, the Partnership will distribute an additional $2,828,283 of net proceeds to the Partners as a special distribution. This represents an additional return of capital of $122.16. The Managing General Partner is in the process of preparing a proxy statement to propose an amendment to the Limited Partnership Agreement that would allow the Partnership to reinvest the majority of the remaining net proceeds in additional properties.

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

     In  July, 1996, the Partnership entered into an agreement to sell  the  J.T. McCord's in Mesquite, Texas to an  unrelated
     third   party.   In  September,  1996,  the  Agreement   was
     terminated by the purchaser.

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

(5)  Long Term Debt -

     On January 31, 1994, the Partnership entered into a five-year bank term Note for $195,000 with interest at the prime rate plus one half percent. Proceeds from the Note were advanced to WIM for renovation and other restaurant costs related to the J.T. McCord's property. The Partnership provided a mortgage and a Lease Assignment Agreement on the Applebee's restaurant in Richmond, Virginia as collateral for the loan. On October 30, 1995, a portion of the net proceeds from the sale of the Applebee's property was used to pay off the outstanding principal balance of the bank Note and satisfy the mortgage. In the first nine months of 1995, interest expense on the Note was $11,651.

(6)  Line of Credit -

     In September, 1994, the Partnership established a $150,000 unsecured line of credit at Fidelity Bank of Edina,
     Minnesota. On January 5, 1995, the line of credit was increased to $400,000. The line of credit bears interest at the prime rate plus one percent on the outstanding balance, which was due on demand, but in any event no later than January 5, 1996. The line of credit was established to provide short-term financing to cover any temporary cash deficits. In January, 1996, the line of credit expired. In the first nine months of 1995, interest expense related to the line of credit was $7,016.

(7)  Other Income -

     In March, 1995, the Partnership received $36,592 of insurance proceeds for vandalism to the Kings Island Sizzler restaurant. Damage to the property was minor and the Partnership has elected not to make repairs at this time.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

       For the nine months ended September 30, 1996 and 1995, the Partnership recognized rental income of $1,108,861 and
$1,706,114, respectively. During the same periods, the Partnership earned investment income of $245,577 and $18,490, respectively. In 1996, rental income decreased as a result of the property sales discussed below. The decrease in rental income was partially offset by rent increases on ten properties and additional investment income earned on the net proceeds from the property sales.


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

        In July, 1996, the Partnership entered into an agreement to sell the J.T. McCord's in Mesquite, Texas to an unrelated third party. In September, 1996, the Agreement was terminated by the purchaser.

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

        During the nine months ended September 30, 1996 and 1995, the Partnership paid Partnership administration expenses to affiliated parties of $221,490 and $227,125, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $139,416 and $75,624, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The increase in these expenses in 1996, when compared to 1995, is the result of expenses incurred in 1996 related to the J.T. McCord's and Sizzler situations discussed above.

        As of September 30, 1996, the Partnership's annualized cash distribution rate was 7.45%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 1996, the Partnership's cash balances increased $1,493,340. Net cash provided by operating activities decreased from $1,421,051 in 1995 to $1,098,883 in 1996 mainly as the result of a decrease in revenues as a result of the property sales discussed below and an increase in expenses in 1996.

       For the nine months ended September 30, 1996 and 1995, net
cash   provided  by  investing  activities  was  $2,097,736   and
$2,472,238, respectively, which represented cash generated from the sale of real estate, as discussed below.

        In March 1995, the lessee of the Applebee's restaurant in Columbia, South Carolina, exercised an option in the Lease Agreement to purchase the property. On July 28, 1995, the sale closed with the Partnership receiving net sale proceeds of $715,545 which resulted in a net gain of $307,167. At the time of sale, the cost and related accumulated depreciation was $534,974 and $126,596, respectively.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        In July 1995, the lessee of the Applebee's restaurant in Hampton, Virginia, exercised an option in the Lease Agreement to purchase the property. On August 31, 1995, the sale closed with the Partnership receiving net sale proceeds of $1,747,127 which resulted in a net gain of $661,866. At the time of sale, the cost and related accumulated depreciation was $1,287,072 and $201,811, respectively.

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

        In June, 1996, the Partnership entered into an agreement to sell the Danny's Family Car Wash in Phoenix, Arizona to the lessee. On September 25, 1996, the sale closed with the Partnership receiving net sale proceeds of $1,690,844 which resulted in a net gain of $347,224. At the time of sale, the cost and related accumulated depreciation was $1,688,271 and $344,651, respectively.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        During the first nine months of 1996 and the year 1995, the Partnership distributed $427,510 and $930,047 of the net sale proceeds to the Limited and General Partners which represented a return of capital of $18.32 and $39.82 per Limited Partnership Unit, respectively. In November, 1996, the Partnership will distribute an additional $2,828,283 of net proceeds to the Partners as a special distribution. This represents an additional return of capital of $122.16. The Managing General Partner is in the process of preparing a proxy statement to propose an amendment to the Limited Partnership Agreement that would allow the Partnership to reinvest the majority of the remaining net proceeds in additional properties.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. During 1996, the Partnership will be distributing approximately $354,000 of net sale proceeds in addition to the regular quarterly distributions of net cash flow and in addition to the special distribution discussed above. The distributions will be made in equal quarterly installments. As a result, distributions are higher in 1996, when compared to 1995. For the nine months ended September 30, 1996, the other use of cash flow for financing activities was related to the decrease in distributions payable which was mainly the result of a special distribution of net sale proceeds of approximately $354,000 which was accrued in December 1995, but not paid until January 1996.

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

        On October 1, 1996, seven Limited Partners redeemed a total of 186.5 Partnership Units for $109,813 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of twenty-three Limited Partners redeemed 282 Partnership Units for $228,029. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

        On January 31, 1994, the Partnership entered into a five-year bank term Note for $195,000 with interest equal to the prime rate plus one half percent. Proceeds from the Note were advanced to WIM for renovation and other restaurant operating costs related to the J.T. McCord's property. The Partnership provided a mortgage and a Lease Assignment Agreement on its Applebee's restaurant in Richmond, Virginia as collateral for the loan. On October 30, 1995, the Partnership sold the property and a portion of the net proceeds was used to pay off the outstanding principal balance of the bank Note and satisfy the mortgage. In the first nine months of 1995, interest expense on the Note was $11,651.

       In September, 1994, the Partnership established a $150,000 unsecured line of credit at Fidelity Bank of Edina, Minnesota. On January 5, 1995, the line of credit was increased to $400,000. The line of credit bears interest at the prime rate plus one percent on the outstanding balance, which was due on demand, but in any event no later than January 5, 1996. The line of credit was established to provide short-term financing to cover any temporary cash deficits. In January, 1996, the line of credit expired. In the first nine months of 1995, interest expense related to the line of credit was $7,016.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a.   Exhibits -
                           Description

             27    Financial Data Schedule  for  period
                   ended September 30, 1996.

        b.   Reports filed on Form 8-K - None.


                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 14, 1996     AEI Real Estate Fund XVII
                              Limited Partnership
                              By:  AEI Fund Management XVII, Inc.
                              Its: Managing General Partner



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