Form 10KSB
period 1996-12-31
AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
filed 1997-03-27
CIK 819577

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             Of The Securities Exchange Act Of 1934

          For the Fiscal Year Ended:  December 31, 1996

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

The Issuer's revenues for year ended December 31, 1996 were $1,741,826.

As of February 28, 1997, there were 22,900.29 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $22,900,290.

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

        The Partnership owns a 65% interest in the J.T. McCord's property in Mesquite, Texas. In December, 1995, the Partnership took possession of the property after the lessee was unable to perform under the terms of the Lease. The property was listed for sale or lease until March, 1997 when it was re-leased to Texas Sports City Cafe, Ltd. under a triple net lease agreement with a primary term of 12 years which may be renewed for up to two consecutive five-year periods. The Partnership's share of the annual base rent is $32,500 for the first lease year and $58,500 for the second lease year, with rent increases in each subsequent lease year of either three percent of the prior year's rent or three percent of gross receipts in years two and three and six percent of gross receipts thereafter, to the extent they exceed the base rent. While the property was being re-leased or sold, the Partnership was responsible for the real estate taxes and other costs required to maintain the property.

        The Partnership owns a 65.09% interest in the Sizzler restaurant at the King's Island Theme Park near Cincinnati, Ohio and a 100% interest in a Sizzler restaurant on Fields Ertel Road in Cincinnati, Ohio. In January, 1994, the Partnership closed the restaurant at King's Island and listed it for sale or lease. On January 23, 1997, the Partnership sold its interest in the property to an unrelated third party. The Partnership received net sales proceeds of approximately $315,000, which resulted in a net loss of approximately $503,600, which was recognized as a real estate impairment in 1996. Prior to the sale, the Partnership was responsible for the real estate taxes and other costs required to maintain the property. No rent was received in 1996 or 1995 from the property.

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

Major Tenants

        During 1996, four of the Partnership's lessees each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 79% of the Partnership's total rental revenue in 1996. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of the Partnership's total rental revenue in 1997 and future years. The only exception is the tenant in the Danny's Family Car Wash will not continue to be major tenant since the property was sold in 1996. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 1996.

                                             Total Property
                               Purchase        Acquisition              Annual Lease   Annual Rent
Property                         Date            Costs         Lessee      Payment     Per Sq. Ft.

J. T. McCord's Restaurant                                       Texas
 Mesquite, TX                                                 Sports City
 (65%)   (F1)                  2/12/88      $   956,343        Cafe, Ltd.  $  32,500   $  7.07

Cheddar's Restaurant
 Indianapolis, IN
 (50%)                         2/16/88      $   261,644           (F2)


Jiffy Lube Auto Care Center                                 Jiffy Lube
 Dallas, TX                                                International
 (75%)                          3/1/88      $   454,624  of Maryland, Inc. $  56,925   $ 28.43

am/pm Convenience Store                                  B. Wells O'Brien
 Carson City, NV               11/9/88      $   703,871        & Co.       $ 106,361   $ 42.60

Taco Cabana Restaurant                                     Texas Taco
 San Marcos, TX               11/15/88      $ 1,013,505   Cabana, L.P.     $ 156,649   $ 42.12

                                                           Huntington
Denny's Restaurant                                         Restaurants
 Casa Grande, AZ                3/1/89      $   721,420    Group, Inc.     $ 100,730   $ 26.66

Children's World                                        Children's World
Daycare Center                                              Learning
 St. Louis, MO                 9/29/89      $   950,627   Centers, Inc.    $ 114,347   $ 15.64

Children's World                                        Children's World
Daycare Center                                              Learning
 Merrimack, NH                 9/29/89      $ 1,159,242   Centers, Inc.    $ 139,991   $ 22.26

Children's World                                        Children's World
Daycare Center                                              Learning
 Chino, CA                     9/29/89      $ 1,305,518   Centers, Inc.    $ 157,730   $ 22.15

Children's World                                        Children's World
Daycare Center                                              Learning
 Palatine, IL                  9/29/89      $   801,098   Centers, Inc.    $  96,149   $ 15.57

Sizzler Restaurant
 Cincinnati, OH
 (65.09%)                      1/30/90      $ 1,048,666        (F3)

Bennigan's Restaurant                                          FFT
 Cincinnati, OH                 3/7/90      $ 1,898,768  Cincinnati, Ltd.  $  75,000   $ 10.91

                                                            Heartland
Cheddar's Restaurant                                        Restaurant
 Davenport, IA                 11/4/91      $ 1,530,934     Corporation    $ 225,802   $ 30.51

<F1> The property was re-leased on March 15, 1997.
<F2> The  property was destroyed by fire and the land is listed for sale.
<F3> Property held for sale was sold January 23, 1997.

        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership. AEI Real Estate Fund XVI Limited Partnership owns the remaining interest in the Jiffy Lube and the J.T. McCord's restaurant. AEI Real Estate Funds XVI and XVIII Limited Partnerships own the remaining interest in the Sizzler restaurant in Cincinnati, Ohio.

ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

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

         For tax purposes, the Partnership's properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS). The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over 31.5 years or 39 years depending on the date when it was placed in service. The remaining depreciable components of a property are personal property and land improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively. Since the Partnership has tax-exempt Partners, the Partnership is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method. In general the federal tax basis of the properties for tax depreciation purposes is the same as the basis for book depreciation purposes.

        During the last five years, all properties were 100 percent occupied by the lessees noted, with the exception of the Sizzler property, which was 100 percent occupied until January, 1994, the Bennigan's property, which was 100 percent occupied until January, 1994, and the J.T. McCord's property which was
100% occupied until December, 1995. In September, 1995, the Partnership re-leased the Bennigan's property. The Sizzler property and J.T. McCord's property have been 100% vacant since January, 1994 and December, 1995, respectively.

ITEM 3. LEGAL PROCEEDINGS.

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.


                             PART II

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
        RELATED SECURITY HOLDER MATTERS.

        As of December 31, 1996, there were 2,037 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may purchase Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

        During  1996, seven Limited Partners redeemed a total  of
186.5 Partnership Units for $109,813 in accordance with the Partnership Agreement. In prior years, a total of twenty-three Limited Partners redeemed 282 Partnership Units for $228,029. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       Cash distributions of $48,339 and $19,738 were made to the General Partners and $4,675,778 and $1,918,208 were made to the Limited Partners in 1996 and 1995, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed $3,571,051 and $920,747 of proceeds from property sales in 1996 and 1995, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

        For the years ended December 31, 1996 and 1995, the Partnership recognized rental income of $1,412,035 and
$2,086,765, respectively. During the same periods, the Partnership earned investment income of $329,791 and $91,758, respectively. In 1996, rental income decreased as a result of the property sales discussed below. The decrease in rental income was partially offset by rent increases on eight properties and additional investment income earned on the net proceeds from the property sales.

        In March, 1995, the Partnership received $36,592 of insurance proceeds for vandalism to the Kings Island Sizzler restaurant. Damage to the property was minor and the Partnership elected not to make repairs. The insurance proceeds are shown as Other Income on the Income Statement.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        In July, 1996, the Partnership entered into an agreement to sell the J.T. McCord's in Mesquite, Texas to an unrelated third party. In September, 1996, the Agreement was terminated by the purchaser. The property was listed for sale or lease until March, 1997 when it was re-leased to Texas Sports City Cafe, Ltd. under a triple net lease agreement with a primary term of 12 years which may be renewed for up to two consecutive five-year periods. The Partnership's share of the annual base rent is $32,500 for the first lease year and $58,500 for the second lease year, with rent increases in each subsequent lease year of either three percent of the prior year's rent or three percent of gross receipts in years two and three and six percent of gross receipts thereafter, to the extent they exceed the base rent.

        The Partnership owns a 65.09% interest in the Sizzler restaurant at the King's Island Theme Park near Cincinnati, Ohio and a 100% interest in a Sizzler restaurant on Fields Ertel Road in Cincinnati, Ohio. In January, 1994, the Partnership closed the restaurant at King's Island and listed it for sale or lease. On January 23, 1997, the Partnership sold its interest in the property to an unrelated third party. The Partnership received net sales proceeds of approximately $315,000, which resulted in a net loss of approximately $503,600, which was recognized as a real estate impairment in 1996. Prior to the sale, the Partnership was responsible for the real estate taxes and other costs required to maintain the property. No rent was received in 1996 or 1995 from the property. At December 31, 1996, the property was classified on the balance sheet as Real Estate Held for Sale.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During the years ended December 31, 1996 and 1995, the Partnership paid Partnership administration expenses to affiliated parties of $293,162 and $302,383, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $221,856 and $128,323, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The increase in these expenses in 1996, when compared to 1995, is the result of expenses incurred in 1996 related to the J.T. McCord's and Sizzler situations discussed above.

       As of December 31, 1996, the Partnership's annualized cash distribution rate was 7.5%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During 1996, the Partnership's cash balances decreased $1,669,362. Net cash provided by operating activities decreased from $1,657,742 in 1995 to $1,349,256 in 1996 mainly as the result of a decrease in revenues as a result of the property sales discussed below and an increase in expenses in 1996.

        For the years ended December 31, 1996 and 1995, net cash provided by investing activities was $2,097,736 and $6,608,318, respectively, which represented cash generated from the sale of real estate discussed below.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        The Partnership owned a 65.09% interest in a Sizzler restaurant at the King's Island Theme Park near Cincinnati, Ohio. In January, 1994, the Partnership closed the restaurant and listed it for sale or lease. On January 23, 1997, the Partnership sold its interest in the property to an unrelated third party. The Partnership received net sales proceeds of approximately $315,338, which resulted in a net loss of approximately $503,600, which was recognized in 1996.

         During 1996 and 1995, the Partnership distributed $3,607,123 and $930,047 of the net sale proceeds to the Limited and General Partners which represented a return of capital of $155.66 and $39.82 per Limited Partnership Unit, respectively. The Managing General Partner is in the process of preparing a proxy statement to propose an amendment to the Limited Partnership Agreement that would allow the Partnership to reinvest the majority of the remaining net proceeds in additional properties.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. In November, 1996, the Partnership distributed $2,828,283 of net sale proceeds to the Partners as a special distribution. As a result, distributions are higher in 1996, when compared to 1995. Distributions payable fluctuated from 1995 to 1996 mainly as a result of a special distribution of net sale proceeds of approximately $354,000 which was accrued in December 1995, but not paid until January, 1996.

        The Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

        During  1996, seven Limited Partners redeemed a total  of
186.5 Partnership Units for $109,813 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of twenty-three Limited Partners redeemed 282 Partnership Units for $228,029. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

        On January 31, 1994, the Partnership entered into a five-year bank term Note for $195,000 with interest equal to the prime rate plus one half percent. Proceeds from the Note were advanced to WIM for renovation and other restaurant operating costs related to the J.T. McCord's property. The Partnership provided a mortgage and a Lease Assignment Agreement on its Applebee's restaurant in Richmond, Virginia as collateral for the loan. On October 30, 1995, the Partnership sold the property and a portion of the net proceeds was used to pay off the outstanding principal balance of the bank Note and satisfy the mortgage. In 1995, interest expense on the Note was $12,460.

       In September, 1994, the Partnership established a $150,000 unsecured line of credit at Fidelity Bank of Edina, Minnesota. On January 5, 1995, the line of credit was increased to $400,000. The line of credit bears interest at the prime rate (8.5% on December 31, 1995) plus one percent on the outstanding balance, which is due on demand, but in any event no later than January 5, 1996. The line of credit was established to provide short-term financing to cover any temporary cash deficits. In January, 1996, the line of credit expired. In 1995, interest expense related to the line of credit was $7,016.

       The continuing rent payments from the properties, together with cash generated from the property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

ITEM 7.   FINANCIAL STATEMENTS.

       See accompanying index to financial statements.


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS





Independent Auditor's Report

Balance Sheet as of December 31, 1996 and 1995

Statements for the Years Ended December 31, 1996 and 1995:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements




                  INDEPENDENT AUDITOR'S REPORT





To the Partners:
AEI Real Estate Fund XVII Limited Partnership
St. Paul, Minnesota





      We have audited the accompanying balance sheet of AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP (a Minnesota limited partnership) as of December 31, 1996 and 1995 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Real Estate Fund XVII Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.





Minneapolis, Minnesota             /s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
January 31, 1997                       Certified Public Accountants

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                                        1996           1995

CURRENT ASSETS:
  Cash and Cash Equivalents                         $ 4,798,584   $ 6,467,946
  Receivables                                                 0        79,092
                                                     -----------   -----------
      Total Current Assets                            4,798,584     6,547,038
                                                     -----------   -----------
INVESTMENTS IN REAL ESTATE:
  Land                                                3,469,538     4,852,325
  Buildings and Equipment                             8,026,412    10,154,639
  Accumulated Depreciation                           (2,441,191)   (2,796,130)
                                                     -----------   -----------
                                                      9,054,759    12,210,834
  Real Estate Held for Sale                             577,072             0
                                                     -----------   -----------
      Net Investments in Real Estate                  9,631,831    12,210,834
                                                     -----------   -----------
           Total Assets                             $14,430,415   $18,757,872
                                                     ===========   ===========


                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.              $    96,543   $    53,187
  Distributions Payable                                 433,349       715,773
  Security Deposit                                       37,307        37,307
                                                     -----------   -----------
      Total Current Liabilities                         567,199       806,267
                                                     -----------   -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                      (62,780)      (21,896)
  Limited Partners, $1,000 Unit value;
   30,000 Units authorized; 23,389 Units issued;
   22,920 and 23,107 outstanding in
   1996 and 1995, respectively                       13,925,996    17,973,501
                                                     -----------   -----------
        Total Partners' Capital                      13,863,216    17,951,605
                                                     -----------   -----------
          Total Liabilities and Partners' Capital   $14,430,415   $18,757,872
                                                     ===========   ===========




 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31


                                                       1996           1995

INCOME:
  Rent                                             $ 1,412,035    $ 2,086,765
  Investment Income                                    329,791         91,758
  Other Income                                               0         36,592
                                                    -----------    -----------
      Total Income                                   1,741,826      2,215,115
                                                    -----------    -----------

EXPENSES:
  Partnership Administration - Affiliates              293,162        302,383
  Partnership Administration and Property
     Management - Unrelated Parties                    221,856        128,323
  Interest                                                   0         23,751
  Depreciation                                         403,181        536,038
  Real Estate Impairment                               503,600              0
                                                    -----------    -----------
      Total Expenses                                 1,421,799        990,495
                                                    -----------    -----------

OPERATING INCOME                                       320,027      1,224,620

GAIN ON SALE OF REAL ESTATE                            425,514      2,586,519

MINORITY INTEREST IN NET INCOME                              0       (102,477)
                                                    -----------    -----------

NET INCOME                                         $   745,541    $ 3,708,662
                                                    ===========    ===========

NET INCOME ALLOCATED:
  General Partners                                 $     7,455    $    37,087
  Limited Partners                                     738,086      3,671,575
                                                    -----------    -----------
                                                   $   745,541    $ 3,708,662
                                                    ===========    ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
(23,060 and 23,148 weighted average Units outstanding
  in 1996 and 1995, respectively)                  $     32.01    $    158.61
                                                    ===========    ===========


 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31

                                                         1996          1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                         $   745,541   $ 3,708,662

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                        403,181       536,038
     Real Estate Impairment                              503,600             0
     Gain on Sale of Real Estate                        (425,514)   (2,586,519)
     Decrease in Receivables                              79,092        12,003
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                         43,356       (14,865)
     Decrease in Contract Payable                              0       (77,388)
     Minority Interest                                         0        79,811
                                                      -----------   -----------
       Total Adjustments                                 603,715    (2,050,920)
                                                      -----------   -----------
       Net Cash Provided By
          Operating Activities                         1,349,256     1,657,742
                                                      -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sale of Real Estate -
    Net of Minority  Interest                          2,097,736     6,608,318
                                                      -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease)in Distributions Payable          (282,424)      245,400
   Distributions to Partners                          (4,723,008)   (1,937,584)
   Redemption Payments                                  (110,922)      (36,169)
   Decrease in Long-Term Debt - Net                            0      (176,556)
                                                      -----------   -----------
       Net Cash Used For
           Financing Activities                       (5,116,354)   (1,904,909)
                                                      -----------   -----------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                (1,669,362)    6,361,151

CASH AND CASH EQUIVALENTS, beginning of period         6,467,946       106,795
                                                      -----------   -----------

CASH AND CASH EQUIVALENTS, end of period             $ 4,798,584   $ 6,467,946
                                                      ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid during the year                      $         0   $    26,602
                                                      ===========   ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:

   Note receivable acquired in sale of property      $         0   $    62,500
                                                      ===========   ===========
 The accompanying notes to financial statements are an integral part of this statement.
          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                                     Limited
                                                                   Partnership
                               General      Limited                   Units
                               Partners     Partners      Total    Outstanding


BALANCE, December 31, 1994   $  (39,245)  $16,255,941  $16,216,696   23,161.79

  Distributions                 (19,376)   (1,918,208)  (1,937,584)

  Redemption Payments              (362)      (35,807)     (36,169)     (55.00)

  Net Income                     37,087     3,671,575    3,708,662
                              ----------   -----------  ----------- ----------
BALANCE, December 31, 1995      (21,896)   17,973,501   17,951,605   23,106.79

  Distributions                 (47,230)   (4,675,778)  (4,723,008)

  Redemption Payments            (1,109)     (109,813)    (110,922)    (186.50)

  Net Income                      7,455       738,086      745,541
                              ----------   -----------  ----------- ----------
BALANCE, December 31, 1996   $  (62,780)  $13,925,996  $13,863,216   22,920.29
                              ==========   ===========  =========== ==========



 The accompanying notes to financial statements are an integral part of this statement.

           AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

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

                   DECEMBER 31, 1996 AND 1995

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

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(2)  Summary of Significant Accounting Policies - (Continued)

       The Partnership regularly assesses whether market events and conditions indicate that it is reasonably possible to recover the carrying amounts of its investments in real estate from future operations and sales. A change in those market events and conditions could have a material effect on the carrying amount of its real estate

     Cash Concentrations of Credit Risk

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

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(2)  Summary of Significant Accounting Policies - (Continued)

       Real estate is recorded at the lower of cost or estimated net realizable value. The Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which is effective for the Partnership's fiscal year ended December 31, 1996. This standard requires the Partnership to compare the carrying amount of its properties to the estimated future cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the Statement requires the Partnership to recognize an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property. Adoption of this Statement resulted in a $503,600 real estate impairment loss on the Partnership's 1996 financial statements.

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

                   DECEMBER 31, 1996 AND 1995

(3)  Related Party Transactions - (Continued)

     AFM   and  AEI  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                            Total Incurred by the Partnership
                                             for the Years Ended December 31

                                                      1996         1995
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                       $  293,162    $  302,383
                                                   ==========    ==========
b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties.  These expenses included
  printing costs, legal and filing fees, direct
  administrative costs, outside audit and
  accounting costs, taxes, insurance and other
  property costs.                                $  221,856     $  128,323
                                                  ==========     ==========

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

                   DECEMBER 31, 1996 AND 1995

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

     The cost of the properties not held for sale and the related
     accumulated  depreciation  at  December  31,  1996  are   as
     follows:
                                              Buildings and         Accumulated
Property                             Land       Equipment    Total  Depreciation

J.T.  McCord's, Mesquite, TX    $  423,660  $  532,683   $  956,343 $  198,558
Jiffy Lube, Dallas, TX             193,479     261,145      454,624     97,275
am/pm, Carson City, NV             185,822     518,049      703,871    236,421
Taco  Cabana, San Marcos, TX       279,727     733,778    1,013,505    269,825
Denny's Restaurant,
 Casa Grande, AZ                   216,812     504,608      721,420    157,226
Children's  World, St. Louis, MO   203,446     747,181      950,627    211,298
Children's World,
 Merrimack, NH                     282,530     876,712    1,159,242    241,353
Children's World, Chino, CA        357,793     947,725    1,305,518    267,941
Children's  World, Palatine, IL    135,945     665,153      801,098    185,119
Bennigan's, Cincinnati, OH         666,298   1,232,470    1,898,768    362,111
Cheddar's Restaurant,
 Davenport, IA                     524,026   1,006,908    1,530,934    214,064
                                ----------- -----------  ----------- ----------
                               $ 3,469,538 $ 8,026,412 $11,495,950 $2,441,191
                                =========== =========== =========== ==========

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

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(4)  Investments in Real Estate - (Continued)

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

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(4)  Investments in Real Estate - (Continued)

     During 1996 and 1995, the Partnership distributed $3,607,123 and $930,047 of the net sale proceeds to the Limited and General Partners which represented a return of capital of $155.66 and $39.82 per Limited Partnership Unit, respectively. The Managing General Partner is in the process of preparing a proxy statement to propose an amendment to the Limited Partnership Agreement that would allow the Partnership to reinvest the majority of the remaining net proceeds in additional properties.

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

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(4)  Investments in Real Estate - (Continued)

     In July, 1996, the Partnership entered into an agreement to sell the J.T. McCord's in Mesquite, Texas to an unrelated third party. In September, 1996, the Agreement was terminated by the purchaser. The property was listed for sale or lease until March, 1997 when it was re-leased to Texas Sports City Cafe, Ltd. under a triple net lease agreement with a primary term of 12 years which may be renewed for up to two consecutive five-year periods. The Partnership's share of the annual base rent is $32,500 for the first lease year and $58,500 for the second lease year, with rent increases in each subsequent lease year of either three percent of the prior year's rent or three percent of gross receipts in years two and three and six percent of gross receipts thereafter, to the extent they exceed the base rent.

     The Partnership owns a 65.09% interest in the Sizzler restaurant at the King's Island Theme Park near Cincinnati, Ohio and a 100% interest in a Sizzler restaurant on Fields Ertel Road in Cincinnati, Ohio. In January, 1994, the
     Partnership closed the restaurant at King's Island and listed it for sale or lease. On January 23, 1997, the Partnership sold its interest in the property to an unrelated third party. The Partnership received net sales proceeds of approximately $315,000, which resulted in a net loss of approximately $503,600, which was recognized as a real estate impairment in 1996. Prior to the sale, the Partnership was responsible for the real estate taxes and other costs required to maintain the property. No rent was received in 1996 or 1995 from the property. At December 31, 1996, the property was classified on the balance sheet as Real Estate Held for Sale.

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

     The Partnership's share of the minimum future rentals on the non-cancelable Leases for years subsequent to December 31, 1996 are as follows:

                       1997         $ 1,238,578
                       1998           1,260,776
                       1999           1,279,361
                       2000           1,298,626
                       2001           1,318,595
                       Thereafter     7,671,558
                                     -----------
                                    $14,067,494
                                     ===========

     The Partnership recognized contingent rents in 1996 and 1995 of $15,071 and $31,682, respectively.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(5)  Security Deposit -

     In February, 1994, the Partnership called a letter of credit for $37,307 related to Danny's Family Car Wash in Phoenix, Arizona. In September, 1996, the property was sold. In January, 1997, the Partnership returned the security deposit to the lessee.

(6)  Long Term Debt -

     On January 31, 1994, the Partnership entered into a five-year bank term Note for $195,000 with interest at the prime rate plus one half percent. Proceeds from the Note were advanced to WIM for renovation and other restaurant costs related to the J.T. McCord's property. The Partnership provided a mortgage and a Lease Assignment Agreement on the Applebee's restaurant in Richmond, Virginia as collateral for the loan. On October 30, 1995, a portion of the net proceeds from the sale of the Applebee's property was used to pay off the outstanding principal balance of the bank Note and satisfy the mortgage. In 1995, interest expense on the Note was $12,460.

(7)  Line of Credit -

     In September, 1994, the Partnership established a $150,000 unsecured line of credit at Fidelity Bank of Edina,
     Minnesota. On January 5, 1995, the line of credit was increased to $400,000. The line of credit bears interest at the prime rate (8.5% on December 31, 1995 and 1994) plus one percent on the outstanding balance, which is due on demand, but in any event no later than January 5, 1996. The line of credit was established to provide short-term financing to cover any temporary cash deficits. In January, 1996, the line of credit expired. In 1995, interest expense related to the line of credit was $7,016.

(8)  Other Income -

     In March, 1995, the Partnership received $36,592 of insurance proceeds for vandalism to the Kings Island Sizzler restaurant. Damage to the property was minor and the Partnership has elected not to make repairs at this time.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(9)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                        1996          1995
      Tenants                    Industry

     Apple South, Inc.           Restaurant        $       N/A    $   554,764
     Children's World
      Learning Centers, Inc.     Child Care            497,115        484,237
     Heartland Restaurant
      Corporation and affiliate  Restaurant            284,090        308,837
     Apache Car Wash, Inc.       Automotive Service    175,985        226,298
     Texas Taco Cabana L.P.      Restaurant            151,794            N/A
                                                    -----------    -----------

     Aggregate rent revenue of major tenants       $ 1,108,984    $ 1,574,136
                                                    ===========    ===========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                    79%            75%
                                                    ===========    ===========

(10) Partners' Capital -

     Cash distributions of $48,339 and $19,738 were made to the General Partners and $4,675,778 and $1,918,208 were made to the Limited Partners for the years ended December 31, 1996 and 1995, respectively. The Limited Partners' distributions represent $202.77 and $82.87 per Limited Partnership Unit outstanding using 23,060 and 23,148 weighted average Units in 1996 and 1995. The distributions represent $27.22 and $82.87 per Unit of Net Income and $175.55 and $-0- and per Unit of return of contributed capital in 1996 and 1995, respectively.

     As part of the Limited Partner distributions discussed above, the Partnership distributed $3,571,051 and $920,747 of proceeds from property sales in 1996 and 1995, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

     Distributions of Net Cash Flow to the General Partners during 1996 and 1995 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to the Limited Partners and 1% to the General Partners.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(10) Partners' Capital - (Continued)

     The Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

     During  1996,  seven Limited Partners redeemed  a  total  of
     186.5 Partnership Units for $109,813 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In 1995, eleven Limited Partners redeemed a total of 55 Partnership Units for $35,807. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $781.57 per original $1,000 invested.

(11) Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                    1996            1995

     Net Income for Financial
      Reporting Purposes                       $   745,541      $ 3,708,662

     Depreciation for Tax Purposes Under
      Depreciation for Financial
      Reporting Purposes                           113,666          138,584

     Amortization of Start-Up and
      Organization Costs                                 0           (1,916)

     Property Expenses for Tax Purposes
      (Over) Under Expenses for Financial
      Reporting Purposes                            62,075          (77,388)

     Gain on Sale of Real Estate for
      Tax Purposes Over (Under) Gain for
      Financial Reporting Purposes                 547,521          (16,695)
                                                -----------      -----------
            Taxable Income to Partners         $ 1,468,803      $ 3,751,247
                                                ===========      ===========

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(11) Income Taxes - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December
     31:

                                                       1996            1995

     Partners' Capital for
       Financial  Reporting Purposes              $13,863,216     $17,951,605

     Adjusted Tax Basis of Investments
      in Real Estate Over Net
      Investments in Real Estate for
      Financial Reporting Purposes                    739,102          27,914

     Capitalized Start-Up Costs
      Under Section 195                               218,409         218,409

     Amortization of Start-Up and
      Organization Costs                             (224,007)       (224,007)

     Property Expenses for Tax Purposes
      Under Expenses for Financial
      Reporting Purposes                               12,074               0

     Organization and Syndication Costs
      Treated as Reduction of Capital
      for Financial Reporting Purposes              3,154,755       3,154,756
                                                   -----------     -----------
           Partners' Capital for
               Tax Reporting Purposes             $17,763,549     $21,128,677
                                                   ===========     ===========

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(12) Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                       1996                      1995
                             Carrying        Fair      Carrying        Fair
                             Amount          Value      Amount         Value

     Cash                 $       201          201   $     1,188  $     1,188
     Money Market Funds     4,798,383    4,798,383     3,486,520    3,486,520
     Federal Agency Notes
      (held to maturity)            0            0       990,442      990,442
     Commercial Paper
      (held to maturity)            0            0     1,989,796    1,989,796
                           -----------  -----------   -----------  -----------
        Total Cash and
         Cash Equivalents $ 4,798,584  $ 4,798,584   $ 6,467,946  $ 6,467,946
                           ==========   ===========   ===========  ===========

     Note Receivable      $         0  $         0   $    62,500  $    62,500
                           ==========   ===========   ===========  ===========

     The amortized cost basis of the federal agency notes and commerical paper, is not materially different from its carrying amount or fair value.

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

        Robert P. Johnson, age 52, is Chief Executive Officer, President and Director and has held these positions since the formation of AFM in July, 1987, and has been elected to continue in these positions until March, 1998. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Incorporated, which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in fifteen other limited partnerships.

        Mark E. Larson, age 44, is Executive Vice President, Treasurer and Chief Financial Officer and has been elected to continue in these positions until March, 1998. Mr. Larson has been Treasurer since the formation of AFM in July, 1987, Executive Vice President since December, 1987 and Chief Financial Officer since January, 1990. In January, 1993, Mr. Larson was elected to serve as Secretary of AFM and will continue to serve until March, 1997. Mr. Larson has been employed by AEI Fund Management, Inc. and affiliated entities since 1985. From 1979 to 1985, Mr. Larson was with Apache Corporation as manager of Program Accounting responsible for the accounting and reports for approximately 46 public partnerships. Mr. Larson is responsible for supervising the accounting functions of AFM and the registrant.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

        AFM, the Managing General Partner of the registrant, and Robert P. Johnson, its Individual General Partner, contributed $1,000 in total for their interest in the registrant. See Item 1 for a discussion of their share of the registrant's profits and losses. As of December 31, 1996, Mr. Johnson and his wife own a total of twenty Limited Partnership Units (less than 1% of the Units outstanding).

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

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties through the period from inception through December 31, 1996.

 Person or Entity                                       Amount Incurred From
   Receiving                 Form and Method      Inception (February 10, 1988)
 Compensation                of Compensation            To December 31, 1996

AEI Incorporated   Selling Commissions equal to 8%           $ 2,338,870
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

General Partners   Reimbursement at Cost for other           $   815,886
and Affiliates     Organization and Offering Costs.

General Partners   Reimbursement at Cost for all             $   785,696
and Affiliates     Acquisition Expenses

General Partners   1% of Net Cash Flow in any fiscal year    $   154,641
                   until the Limited Partners have received annual, non-cumulative distributions of
                   Net Cash Flow equal to 10% of their
                   Adjusted Capital Contributions and
                   10% of any remaining Net Cash Flow in
                   such fiscal year.

General Partners   Reimbursement at Cost for all             $ 2,363,561
and Affiliates     Administrative Expenses attributable
                   to the Fund, including all expenses
                   related to management and disposition
                   of the Fund's properties and all other
                   transfer agency,reporting,partner
                   relations and other administrative
                   functions.


ITEM   12.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
(Continued)

 Person or Entity                                       Amount Incurred From
   Receiving                 Form and Method      Inception (February 10, 1988)
  Compensation               of Compensation            To December 31, 1996

General Partners   15% of distributions of Net Proceeds      $    55,302
                   of Sale other than distributions
                   necessary to restore Adjusted Capital
                   Contributions and provide a 6% cumulative return to Limited Partners. The General
                   Partners will receive only 1% of
                   distributions of Net Proceeds of Sale
                   until the Limited Partners have received an amount equal to: (a) their Adjusted
                   Capital Contributions, plus (b) an
                   amount equal to 14% of their Adjusted
                   Capital Contributions per annum, cumulative but not compounded, less (c) all previous cash distributions to the Limited Partners.

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid, (ii) the cumulative property management fees allowed but not paid, (iii) any real estate commission allowed under the Guidelines, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed. The reimbursements not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 1996, the cumulative reimbursements to the General Partners and their affiliates did not exceed these amounts.


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

              10.1   Assignment dated  March  1,
                     1988  between the Partnership and  Fund  XVI
                     of  the  Net Lease Agreement dated July  23,
                     1987  assigned  to Fund XVI by  Westmoreland
                     Real    Estate,   Inc.   (incorporated    by
                     reference to Exhibit 10.4 of Form 10-K filed with the Commission on July 28, 1992)

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.
(Continued)

          (A)  Exhibits -
                                  Description

              10.2   Net  Lease Agreement  dated
                     November  4,  1988 between  the  Partnership
                     and  B. Wells O'Brien & Co. relating to  the
                     property  at Lassen & William, Carson  City,
                     Nevada   (incorporated   by   reference   to
                     Exhibit 10.10 of Form 10-K filed with the Commission on July 28, 1992).

              10.3   Net  Lease Agreement  dated
                     November  14,  1988 between the  Partnership
                     and   Taco  Cabana,  Inc.  relating  to  the
                     property  at  135 Long Street,  San  Marcos,
                     Texas  (incorporated by reference to Exhibit
                     10.11   of   Form   10-K  filed   with   the
                     Commission on July 28, 1992).

              10.4   Net  Lease Agreement  dated
                     March  1,  1989 between the Partnership  and
                     K.W.W.  Properties,  Inc.  relating  to  the
                     property  at  1851  E.  Florence  Boulevard,
                     Casa   Grande,   Arizona  (incorporated   by
                     reference  to  Exhibit 10.14  of  Form  10-K
                     filed  with  the  Commission  on  July   28,
                     1992).

              10.5   Net  Lease Agreement  dated
                     September  29, 1989 between the  Partnership
                     and  Children's World Learning Centers, Inc.
                     relating  to the property at 12790  Fee  Fee
                     Road,  St. Louis, Missouri (incorporated  by
                     reference  to  Exhibit 10.15  of  Form  10-K
                     filed  with  the  Commission  on  July   28,
                     1992).

              10.6   Net  Lease Agreement  dated
                     September  29, 1989 between the  Partnership
                     and  Children's World Learning Centers, Inc.
                     relating  to  the  property  at  325  Daniel
                     Webster  Highway, Merrimack,  New  Hampshire
                     (incorporated by reference to Exhibit  10.16
                     of Form 10-K filed with the Commission on July 28, 1992).

              10.7   Net  Lease Agreement  dated
                     September  29, 1989 between the  Partnership
                     and  Children's World Learning Centers, Inc.
                     relating  to the property at 14635  Pipeline
                     Avenue      South,     Chino,     California
                     (incorporated by reference to Exhibit  10.17
                     of Form 10-K filed with the Commission on July 28, 1992).

              10.8   Net  Lease Agreement  dated
                     September  29, 1989 between the  Partnership
                     and  Children's World Learning Centers, Inc.
                     relating  to the property at 838 N.  Quentin
                     Road,  Palatine,  Illinois (incorporated  by
                     reference  to  Exhibit 10.18  of  Form  10-K
                     filed  with  the  Commission  on  July   28,
                     1992).

              10.9   Net  Lease Agreement  dated
                     November  1,  1991 between  the  Partnership
                     and    Heartland   Restaurant    Corporation
                     relating   to  the  property  at   1221   E.
                     Kimberly,  Davenport, Iowa (incorporated  by
                     reference  to  Exhibit 10.21  of  Form  10-K
                     filed  with  the  Commission  on  July   28,
                     1992).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.
(Continued)

          (A)  Exhibits -
                                 Description

          10.10      Net  Lease  Agreement
                     dated    April    1,   1994   between    the
                     Partnership,  AEI  Real  Estate   Fund   XVI
                     Limited  Partnership, and WIM, Inc. relating
                     to   the  property  at  3808  Town  Crossing
                     Boulevard, Mesquite, Texas (incorporated by reference to Exhibit 10.25 of Form 10-K filed with the Commission on March 30,
                     1995).

          10.11      First  Amendment   to
                     Lease  dated  October 15, 1994  between  the
                     Partnership,  AEI  Real  Estate   Fund   XVI
                     Limited  Partnership, and WIM, Inc. relating
                     to   the  property  at  3808  Town  Crossing
                     Boulevard, Mesquite, Texas (incorporated by reference to Exhibit 10.26 of Form 10-K filed with the Commission on March 30,
                     1995).

          10.12      Amendment  to   Lease
                     dated   January   2,   1995   between    the
                     Partnership   and   Huntington   Restaurants
                     Group,  Inc.  relating to  the  property  at
                     1851  E.  Florence Boulevard,  Casa  Grande,
                     Arizona   (incorporated  by   reference   to
                     Exhibit 10.27 of Form 10-K filed with the Commission on March 30, 1995).

          10.13      Real  Estate  Purchase
                     Agreement dated August 25, 1995 between  the
                     Partnership,  AEI  Real  Estate   Fund   XVI
                     Limited    Partnership   and   Jiffy    Lube
                     International of Maryland, Inc. relating to the properties at 5763 Samuell Boulevard, Dallas, Texas and 201 South First Street, Garland, Texas (incorporated by reference to Exhibit 10.17 of Form 10-KSB filed with the Commission on March 15, 1996).

          10.14      Sale  and  Leaseback
                     Financing    Commitment   Agreement    dated
                     September  19,  1995 and Amendment  to  Sale
                     and     Leaseback    Financing    Commitment
                     Agreement  dated  October 18,  1995  between
                     AEI   Fund  Management,  Inc.  and   Tractor
                     Supply   Company,  Inc.  relating   to   the
                     property  at  U.S. 45 in Tupelo, Mississippi
                     (incorporated by reference to  Exhibit  10.1
                     of Form 10-QSB filed with the Commission on November 2, 1995).

          10.15      Net  Lease  Agreement
                     dated   September  21,  1995   between   the
                     Partnership   and   FFT   Cincinnati,   Ltd.
                     relating  to  the property  at  9035  Fields
                     Ertel Road, Cincinnati, Ohio (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed with the Commission on November 2,
                     1995).

          10.16      Real  Estate  Purchase
                     Agreement  dated June 30, 1996  between  the
                     Partnership  and 43rd & Indian School,  Inc.
                     relating  to the property at 43rd  Avenue  &
                     W.  Indian  School  Road,  Phoenix,  Arizona
                     (incorporated by reference to  Exhibit  10.1
                     of Form 10-QSB filed with the Commission on August 8, 1996).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.
(Continued)

          (A)  Exhibits -
                                    Description

         10.17       Purchase   Agreement
                     dated   December   19,  1996   between   the
                     Partnership,  AEI  Real  Estate  Fund  XVIII
                     Limited  Partnership, AEI Real  Estate  Fund
                     XVI  Limited Partnership and James Chantilas
                     relating  to the property at 2711  Waterpark
                     Drive,   Mason,   Ohio   (incorporated    by
                     reference to Exhibit 10.1 of Form 8-K filed with the Commission on February 3, 1997).

          10.18      Net  Lease  Agreement
                     dated    March   15,   1997   between    the
                     Partnership,  AEI  Real  Estate   Fund   XVI
                     Limited  Partnership, and Texas Sports  City
                     Cafe, Ltd. relating to the property at  3808
                     Towne Crossing Boulevard, Mesquite, Texas.

          10.19      Guarantee  of   Lease
                     dated    March   15,   1997   between    the
                     Partnership,  AEI  Real  Estate   Fund   XVI
                     Limited  Partnership, and Texas Sports  City
                     Cafe, Ltd. relating to the property at  3808
                     Towne Crossing Boulevard, Mesquite, Texas.

             27      Financial Data Schedule for
                     year ended December 31, 1996.

               B.    Reports  on  Form  8-K
                     and  Form 8-K/A -     During
                     the  quarter ended  December
                     31,  1996,  the  Partnership
                     filed   a  Form  8-K,  dated
                     October  3, 1996,  reporting
                     the   sale  of  the  Danny's
                     Family  Car Wash in Phoenix,
                     Arizona.


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


                            AEI REAL ESTATE FUND XVII
                            Limited Partnership
                            By: AEI Fund Management XVII, Inc.
                                Its Managing General Partner


March 24, 1997              By: /s/ Robert P. Johnson
                                    Robert  P. Johnson, President and Director
                                   (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                                    Title                        Date


/s/ Robert P. Johnson   President (Principal Executive Officer) March 24, 1997
    Robert P. Johnson   and Sole Director of Managing General
                        Partner

/s/ Mark E. Larson      Executive Vice President,  Treasurer    March 24, 1997
    Mark E. Larson      and Chief Financial Officer
                        (Principal Accounting Officer)