Form 10QSB
period 1997-03-31
AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
filed 1997-05-15
CIK 819577

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 1997

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of March 31, 1997 and December 31, 1996

         Statements for the Periods ended March 31, 1997 and 1996:

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

                          BALANCE SHEET

              MARCH 31, 1997 AND DECEMBER 31, 1996

                           (Unaudited)

                             ASSETS

                                                    1997            1996

CURRENT ASSETS:
  Cash and Cash Equivalents                    $ 4,880,840      $ 4,798,584
  Receivables                                          357                0
                                                -----------      -----------
      Total Current Assets                       4,881,197        4,798,584
                                                -----------      -----------
INVESTMENTS IN REAL ESTATE:
  Land                                           3,469,538        3,469,538
  Buildings and Equipment                        8,026,412        8,026,412
  Accumulated Depreciation                      (2,524,969)      (2,441,191)
                                                -----------      -----------
                                                 8,970,981        9,054,759
  Real Estate Held for Sale                        261,644          577,072
                                                -----------      -----------
      Net Investments in Real Estate             9,232,625        9,631,831
                                                -----------      -----------
            Total Assets                       $14,113,822      $14,430,415
                                                ===========      ===========


                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $    30,338      $    96,543
  Distributions Payable                            307,810          433,349
  Security Deposit                                       0           37,307
  Unearned Rent                                     53,345                0
                                                -----------      -----------
      Total Current Liabilities                    391,493          567,199
                                                -----------      -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                 (64,188)         (62,780)
  Limited Partners, $1,000 Unit value;
   30,000 Units authorized; 23,389 Units issued;
   22,920 Units outstanding                     13,786,517       13,925,996
                                                -----------      -----------
     Total Partners' Capital                    13,722,329       13,863,216
                                                -----------      -----------
       Total Liabilities and Partners' Capital $14,113,822      $14,430,415
                                                ===========      ===========

 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                     1997          1996

INCOME:
   Rent                                         $   308,113     $   406,903
   Investment Income                                 60,772          81,093
                                                 -----------     -----------
        Total Income                                368,885         487,996
                                                 -----------     -----------

EXPENSES:
   Partnership Administration - Affiliates           58,861          86,395
   Partnership Administration and Property
      Management - Unrelated Parties                 27,325          36,052
   Depreciation                                      83,977         104,346
                                                 -----------     -----------
        Total Expenses                              170,163         226,793
                                                 -----------     -----------

OPERATING INCOME                                    198,722         261,203

GAIN ON DISPOSITION OF REAL ESTATE                        0          78,290
                                                 -----------     -----------

NET INCOME                                      $   198,722     $   339,493
                                                 ===========     ===========

NET INCOME ALLOCATED:
   General Partners                             $     1,988     $     3,395
   Limited Partners                                 196,734         336,098
                                                 -----------     -----------
                                                $   198,722     $   339,493
                                                 ===========     ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
 (22,920 and 23,107 weighted average Units
  outstanding in 1997 and 1996)                 $      8.58     $     14.55
                                                 ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                         1997         1996

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net   Income                                      $   198,723   $   339,493

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                         83,976       104,346
     Gain on Disposition of Real Estate                        0       (78,290)
     (Increase) Decrease in Receivables                     (357)        7,197
     Decrease in Payable to
       AEI Fund Management, Inc.                         (66,205)      (22,829)
     Decrease in Security Deposit                        (37,307)            0
     Increase in Unearned Rent                            53,345         5,244
                                                      -----------   -----------
        Total Adjustments                                 33,452        15,668
                                                      -----------   -----------
        Net Cash Provided By
        Operating Activities                             232,175       355,161
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from Disposition of Real Estate             315,229       406,892
                                                      -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                    (125,539)     (282,432)
   Distributions to Partners                            (339,609)     (473,680)
                                                      -----------   -----------
        Net Cash Used For
        Financing Activities                            (465,148)     (756,112)
                                                      -----------   -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                 82,256         5,941

CASH AND CASH EQUIVALENTS,
   beginning of period                                 4,798,584     6,467,946
                                                      -----------   -----------
CASH AND CASH EQUIVALENTS,
   end of period                                     $ 4,880,840   $ 6,473,887
                                                      ===========   ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)



                                                                     Limited
                                                                   Partnership
                               General      Limited                   Units
                               Partners     Partners      Total    Outstanding


BALANCE, December 31, 1995  $  (21,896)  $17,973,501  $17,951,605    23,106.79

  Distributions                 (4,737)     (468,943)    (473,680)

  Net Income                     3,395       336,098      339,493
                             ----------   -----------  -----------  -----------
BALANCE, March 31, 1996     $  (23,238)  $17,840,656  $17,817,418    23,106.79
                             ==========   ===========  ===========  ===========


BALANCE, December 31, 1996  $  (62,780)  $13,925,996  $13,863,216    22,920.29

  Distributions                 (3,396)     (336,213)    (339,609)

  Net Income                     1,988       196,734      198,722
                             ----------   -----------  -----------  -----------
BALANCE, March 31, 1997     $  (64,188)  $13,786,517  $13,722,329    22,920.29
                             ==========   ===========  ===========  ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 1997

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

     During the first three months of 1997 and the year 1996, the Partnership distributed $56,910 and $3,607,123 of the net sale proceeds to the Limited and General Partners which represented a return of capital of $2.46 and $155.66 per Limited Partnership Unit, respectively. The Managing General Partner is in the process of preparing a proxy statement to propose an amendment to the Limited Partnership Agreement that would allow the Partnership to reinvest the majority of the sales proceeds in additional properties.

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

     The Partnership owned a 65.09% interest in the Sizzler restaurant at the King's Island Theme Park near Cincinnati, Ohio. In January, 1994, the Partnership closed the restaurant and listed it for sale or lease. On January 23, 1997, the Partnership sold its interest in the property to an unrelated third party. The Partnership received net sales proceeds of $315,229, which resulted in a net loss of $503,600, which was recognized as a real estate impairment in the fourth quarter of 1996. Prior to the sale, the Partnership was responsible for the real estate taxes and other costs required to maintain the property. No rent was received in 1997 or 1996 from the property. At December 31, 1996, the property was classified on the balance sheet as Real Estate Held for Sale.


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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the three months ended March 31, 1997 and 1996, the Partnership recognized rental income of $308,113 and $406,903, respectively. During the same periods, the Partnership earned investment income of $60,772 and $81,093, respectively. In 1997, rental income decreased as a result of the property sales discussed below. The decrease in rental income was partially offset by rent increases on nine properties. In 1997, investment income decreased mainly as a result of a decrease in short-term investments in 1997 due to a special distribution of net sale proceeds to the Partners in November, 1996.

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

        The Partnership owned a 65.09% interest in the Sizzler restaurant at the King's Island Theme Park near Cincinnati, Ohio. In January, 1994, the Partnership closed the restaurant and listed it for sale or lease. On January 23, 1997, the Partnership sold its interest in the property to an unrelated third party. The Partnership received net sales proceeds of $315,229, which resulted in a net loss of $503,600, which was recognized as a real estate impairment in the fourth quarter of 1996. Prior to the sale, the Partnership was responsible for the real estate taxes and other costs required to maintain the property. No rent was received in 1997 or 1996 from the property. At December 31, 1996, the property was classified on the balance sheet as Real Estate Held for Sale.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

       During the three months ended March 31, 1997 and 1996, the Partnership paid Partnership administration expenses to affiliated parties of $58,861 and $86,395, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $27,325 and $36,052, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The decrease in these expenses in 1997, when compared to 1996, is the result of expenses incurred in 1996 related to the J.T. McCord's and Sizzler situations discussed above.

        As of March 31, 1997, the Partnership's annualized cash distribution rate was 7.5%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During the three months ended March 31, 1997, the Partnership's cash balances increased $82,256 as a result of net proceeds received from the sale of the Sizzler property which were partially offset by distributions made in excess of cash generated from operating activities. Net cash provided by operating activities decreased from $355,161 in 1996 to $232,174 in 1997 mainly as the result of a decrease in income in 1997, when compared to 1996.

        For  the three months ended March 31, 1997 and 1996,  net
cash  provided by investing activities was $315,229 and $406,892,
respectively,   which   represents  cash   generated   from   the
disposition of real estate.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        During the first three months of 1997 and the year 1996, the Partnership distributed $56,910 and $3,607,123 of the net sale proceeds to the Limited and General Partners which represented a return of capital of $2.46 and $155.66 per Limited Partnership Unit, respectively. The Managing General Partner is in the process of preparing a proxy statement to propose an amendment to the Limited Partnership Agreement that would allow the Partnership to reinvest the majority of the sales proceeds in additional properties.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. During 1996, the Partnership distributed approximately $354,000 of net sale proceeds in addition to the regular quarterly distributions of net cash flow. The distributions were made in equal quarterly installments. As a result, distributions are higher in 1996, when compared to 1997. In November, 1996, the Partnership distributed net sale proceeds of $2,828,283 to the Partners as a special distribution.

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

        During  1996, seven Limited Partners redeemed a total  of
186.5 Partnership Units for $109,813 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of twenty-
three  Limited  Partners  redeemed  282  Partnership  Units   for
$228,029.    The  redemptions  increase  the  remaining   Limited
Partners' ownership interest in the Partnership.

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

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a. Exhibits -
                       Description

           27  Financial Data Schedule  for  period
               ended March 31, 1997.

        b.     Reports filed on Form  8-K  -
               During the quarter ended March  31,
               1997, the Partnership filed a  Form
               8-K,   dated  February   3,   1997,
               reporting  the  sale  of  a  65.09%
               interest in a Sizzler restaurant in
               Cincinnati, Ohio.


                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 13, 1997          AEI Real Estate Fund XVII
                              Limited Partnership
                              By:  AEI Fund Management XVII, Inc.
                              Its: Managing General Partner



                              By: /s/ Robert P Johnson
                                      Robert P. Johnson
                                      President
                                      (Principal Executive Officer)



                              By: /s/ Mark E Larson
                                      Mark E. Larson
                                      Chief Financial Officer
                                      (Principal Accounting Officer)