Form 10QSB
period 1997-06-30
AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
filed 1997-08-13
CIK 819577

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 1997

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of June 30, 1997 and  December 31, 1996

         Statements for the Periods ended June 30, 1997 and 1996:

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

                          BALANCE SHEET

               JUNE 30, 1997 AND DECEMBER 31, 1996

                           (Unaudited)

                             ASSETS

                                                       1997            1996

CURRENT ASSETS:
  Cash and Cash Equivalents                       $ 4,858,290      $ 4,798,584

INVESTMENTS IN REAL ESTATE:
  Land                                              3,469,538        3,469,538
  Buildings and Equipment                           8,026,412        8,026,412
  Accumulated Depreciation                         (2,608,747)      (2,441,191)
                                                   -----------      -----------
                                                    8,887,203        9,054,759
  Real Estate Held for Sale                           261,644          577,072
                                                   -----------      -----------
      Net Investments in Real Estate                9,148,847        9,631,831
                                                   -----------      -----------
            Total Assets                          $14,007,137      $14,430,415
                                                   ===========      ===========


                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $    21,655      $    96,543
  Distributions Payable                               306,343           433,349
  Security Deposit                                     49,953           37,307
  Unearned Rent                                        54,707                0
                                                   -----------      -----------
      Total Current Liabilities                       432,658          567,199
                                                   -----------      -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                    (65,667)         (62,780)
  Limited Partners, $1,000 Unit value;
     30,000 Units authorized; 23,389 Units issued;
     22,920 Units outstanding                      13,640,146       13,925,996
                                                   -----------      -----------
      Total Partners' Capital                      13,574,479       13,863,216
                                                   -----------      -----------
        Total Liabilities and Partners' Capital   $14,007,137      $14,430,415
                                                   ===========      ===========

 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                   Three Months Ended      Six Months Ended
                                 6/30/97       6/30/96    6/30/97     6/30/96

INCOME:
 Rent                          $ 310,378     $ 353,189   $ 618,491  $ 760,092
 Investment Income                64,692        82,215     125,464    163,308
                                ---------     ---------   ---------  ---------
        Total Income             375,070       435,404     743,955    923,400
                                ---------     ---------   ---------  ---------

EXPENSES:
 Partnership Administration -
   Affiliates                     76,507        59,959     135,368    146,354
 Partnership Administration
   and Property Management -
   Unrelated Parties              27,751        65,204      55,076    101,256
 Depreciation                     83,778       103,379     167,755    207,725
                                ---------     ---------   ---------  ---------
        Total Expenses           188,036       228,542     358,199    455,335
                                ---------     ---------   ---------  ---------

OPERATING INCOME                 187,034       206,862     385,756    468,065

GAIN ON DISPOSITION
   OF REAL ESTATE                      0             0           0     78,290
                                ---------     ---------   ---------  ---------

NET INCOME                     $ 187,034     $ 206,862   $ 385,756  $ 546,355
                                =========     =========   =========  =========

NET INCOME ALLOCATED:
 General Partners              $   1,870     $   2,069   $   3,858  $   5,464
 Limited Partners                185,164       204,793     381,898    540,891
                                ---------     ---------   ---------  ---------
                               $ 187,034     $ 206,862   $ 385,756  $ 546,355
                                =========     =========   =========  =========
NET INCOME PER
  LIMITED PARTNERSHIP UNIT
  (22,920 and 23,107 weighted average
   Units outstanding in 1997 and 1996,
    respectively)              $    8.08     $    8.86   $   16.66  $   23.41
                                =========     =========   =========  =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                      1997            1996

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                      $  385,756     $  546,355

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                     167,755        207,725
     Gain on Disposition of Real Estate                     0        (78,290)
     Decrease in Receivables                                0          7,014
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                     (74,888)        21,520
     Increase in Security Deposit                      12,646              0
     Increase in Unearned Rent                         54,707         41,118
                                                   -----------    -----------
        Total Adjustments                             160,220        199,087
                                                   -----------    -----------
        Net Cash Provided By
        Operating Activities                          545,976        745,442
                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from Disposition of Real Estate          315,229        406,892
                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                 (127,006)      (282,229)
   Distributions to Partners                         (674,493)      (947,361)
                                                   -----------    -----------
        Net Cash Used For
        Financing Activities                         (801,499)    (1,229,590)
                                                   -----------    -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                59,706        (77,256)

CASH AND CASH EQUIVALENTS, beginning of period      4,798,584      6,467,946
                                                   -----------    -----------

CASH AND CASH EQUIVALENTS, end of period          $ 4,858,290    $ 6,390,690
                                                   ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)



                                                                     Limited
                                                                   Partnership
                              General      Limited                    Units
                              Partners     Partners     Total      Outstanding


BALANCE, December 31, 1995  $ (21,896)   $17,973,501  $17,951,605    23,106.79

  Distributions                (9,474)      (937,887)    (947,361)

  Net Income                    5,464        540,891      546,355
                             ---------    -----------  -----------  -----------
BALANCE, June 30, 1996      $ (25,906)   $17,576,505  $17,550,599    23,106.79
                             =========    ===========  ===========  ===========


BALANCE, December 31, 1996  $ (62,780)   $13,925,996  $13,863,216    22,920.29

  Distributions                (6,745)      (667,748)    (674,493)

  Net Income                    3,858        381,898      385,756
                             ---------    -----------  -----------  -----------
BALANCE, June 30, 1997      $ (65,667)   $13,640,146  $13,574,479    22,920.29
                             =========    ===========  ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 1997

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

     During the first six months of 1997 and the year 1996, the Partnership distributed $120,981 and $3,607,123 of the net sale proceeds to the Limited and General Partners which represented a return of capital of $5.23 and $155.66 per Limited Partnership Unit, respectively. The Managing General Partner has proposed an amendment to the Limited Partnership Agreement that would allow the Partnership to reinvest the majority of the sales proceeds in additional properties.

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

(5)  Security Deposit -

     In May, 1997, the Partnership received a deposit from the tenant of the Texas Sport City Cafe as security for construction improvements being made by the tenant. The funds are invested in a short term money market account and will be returned to the lessee, without interest, within ten
     (10)   days   after  written  notification  of  satisfactory
     completion of the work.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the six months ended June 30, 1997 and 1996, the Partnership recognized rental income of $618,491 and $760,092, respectively. During the same periods, the Partnership earned investment income of $125,464 and $163,308, respectively. In 1997, rental income decreased as a result of the property sales discussed below. The decrease in rental income was partially offset by rent increases on nine properties. In 1997, investment income decreased mainly as a result of a decrease in short-term investments in 1997 due to a special distribution of net sale proceeds to the Partners in November, 1996.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        During the six months ended June 30, 1997 and 1996, the Partnership paid Partnership administration expenses to affiliated parties of $135,368 and $146,354, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $55,076 and $101,256, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The decrease in these expenses in 1997, when compared to 1996, is the result of expenses incurred in 1996 related to the J.T. McCord's and Sizzler situations discussed above.

        As of June 30, 1997, the Partnership's annualized cash distribution rate was 7.5%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

         During the six months ended June 30, 1997, the Partnership's cash balances increased $59,706 as a result of net proceeds received from the sale of the Sizzler property which were partially offset by distributions made in excess of cash generated from operating activities. Net cash provided by operating activities decreased from $745,442 in 1996 to $545,976 in 1997 mainly as the result of a decrease in income in 1997, when compared to 1996.

        For the six months ended June 30, 1997 and 1996, net cash
provided  by  investing  activities was  $315,229  and  $406,892,
respectively,   which   represents  cash   generated   from   the
disposition of real estate.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

       During the first six months of 1997 and the year 1996, the Partnership distributed $120,981 and $3,607,123 of the net sale proceeds to the Limited and General Partners which represented a return of capital of $5.23 and $155.66 per Limited Partnership Unit, respectively. The Managing General Partner has proposed an amendment to the Limited Partnership Agreement that would allow the Partnership to reinvest the majority of the sales proceeds in additional properties.

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

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a. Exhibits -
                           Description

            27    Financial Data Schedule  for  period
                  ended June 30, 1997.

        b.  Reports filed on Form  8-K  -
                  During  the quarter ended June  30,
                  1997, the Partnership filed a  Form
                  8-KA1,   dated   May   19,    1997,
                  reporting  the  sale  of  a  65.09%
                  interest in a Sizzler restaurant in
                  Cincinnati, Ohio.

                  During the quarter ended
                  June   30,  1997,  the  Partnership
                  filed  a Form 8-KA1, dated May  19,
                  1997,  reporting the  sale  of  the
                  Danny's Family Car Wash in Phoenix,
                  Arizona.

                  During the quarter ended
                  June   30,  1997,  the  Partnership
                  filed  a Form 8-KA1, dated May  19,
                  1997,  reporting the  sale  of  six
                  properties.


                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 5, 1997        AEI Real Estate Fund XVII
                              Limited Partnership
                              By:  AEI Fund Management XVII, Inc.
                              Its: Managing General Partner



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