Form 10QSB
period 1997-09-30
AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
filed 1997-11-13
CIK 819577

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 1997

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 1997 and December 31, 1996

          Statements for the Periods ended September 30, 1997 and 1996:

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

                          BALANCE SHEET

            SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                           (Unaudited)

                             ASSETS

                                                      1997            1996

CURRENT ASSETS:
  Cash and Cash Equivalents                      $ 4,848,130      $ 4,798,584

INVESTMENTS IN REAL ESTATE:
  Land                                             3,469,538        3,469,538
  Buildings and Equipment                          8,026,412        8,026,412
  Accumulated Depreciation                        (2,692,525)      (2,441,191)
                                                  -----------      -----------
                                                   8,803,425        9,054,759
  Real Estate Held for Sale                          261,644          577,072
                                                  -----------      -----------
      Net Investments in Real Estate               9,065,069        9,631,831
                                                  -----------      -----------
            Total  Assets                        $13,913,199      $14,430,415
                                                  ===========      ===========


                    LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    22,827      $    96,543
  Distributions Payable                              305,644          433,349
  Security Deposit                                    49,953           37,307
  Unearned Rent                                       62,787                0
                                                  -----------      -----------
      Total Current Liabilities                      441,211          567,199
                                                  -----------      -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                   (66,692)         (62,780)
  Limited Partners, $1,000 Unit value;
   30,000 Units authorized; 23,389 Units issued;
   22,920 Units outstanding                       13,538,680       13,925,996
                                                  -----------      -----------
      Total Partners' Capital                     13,471,988       13,863,216
                                                  -----------      -----------
        Total Liabilities and Partners' Capital  $13,913,199      $14,430,415
                                                  ===========      ===========




 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                               Three Months Ended       Nine Months Ended
                             9/30/97       9/30/96     9/30/97       9/30/96

INCOME:
 Rent                     $ 335,386      $ 348,769   $   953,877   $ 1,108,861
 Investment Income           64,903         82,269       190,367       245,577
                           ---------      ---------   -----------   -----------
        Total Income        400,289        431,038     1,144,244     1,354,438
                           ---------      ---------   -----------   -----------

EXPENSES:
 Partnership Administration -
  Affiliates                 65,647         75,136       201,015       221,490
 Partnership Administration
  and Property Management -
  Unrelated Parties          19,476         38,160        74,552       139,416
 Depreciation                83,778        103,378       251,533       311,103
                           ---------      ---------   -----------   -----------
        Total Expenses      168,901        216,674       527,100       672,009
                           ---------      ---------   -----------   -----------

OPERATING INCOME            231,388        214,364       617,144       682,429

GAIN ON SALE OF REAL ESTATE       0        347,224             0       425,514
                           ---------      ---------   -----------   -----------

NET INCOME                $ 231,388      $ 561,588   $   617,144   $ 1,107,943
                           =========      =========   ===========   ===========

NET INCOME ALLOCATED:
 General Partners         $   2,314      $   5,615   $     6,172   $    11,079
 Limited Partners           229,074        555,973       610,972     1,096,864
                           ---------      ---------   -----------   -----------
                          $ 231,388      $ 561,588   $   617,144   $ 1,107,943
                           =========      =========   ===========   ===========
NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 (22,920 and 23,107 weighted average
 Units outstanding in 1997
 and 1996 respectively)   $   10.00      $   24.06   $     26.66   $     47.47
                           =========      =========   ===========   ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                       1997             1996

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                      $   617,144     $ 1,107,943

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                      251,533         311,103
     Gain on Sale of Real Estate                             0        (425,514)
     Decrease in Receivables                                 0          44,521
     Decrease in Payable to
        AEI Fund Management, Inc.                      (73,716)         (8,281)
     Increase in Security Deposit                       12,646               0
     Increase in Unearned Rent                          62,787          69,111
                                                    -----------     -----------
        Total Adjustments                              253,250          (9,060)
                                                    -----------     -----------
        Net Cash Provided By
        Operating Activities                           870,394       1,098,883
                                                    -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Sale of Real Estate                   315,229       2,097,736
                                                    -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                  (127,705)       (282,237)
   Distributions to Partners                        (1,008,372)     (1,421,042)
                                                    -----------     -----------
        Net Cash Used For
        Financing Activities                        (1,136,077)     (1,703,279)
                                                    -----------     -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS               49,546       1,493,340

CASH AND CASH EQUIVALENTS, beginning of period       4,798,584       6,467,946
                                                    -----------     -----------

CASH AND CASH EQUIVALENTS, end of period           $ 4,848,130     $ 7,961,286
                                                    ===========     ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)



                                                                       Limited
                                                                    Partnership
                               General      Limited                     Units
                               Partners     Partners      Total     Outstanding


BALANCE, December 31, 1995   $ (21,896)  $17,973,501   $17,951,605    23,106.79

  Distributions                (14,210)   (1,406,832)   (1,421,042)

  Net Income                    11,079     1,096,864     1,107,943
                              ---------   -----------   -----------  ----------
BALANCE, September 30, 1996  $ (25,027)  $17,663,533   $17,638,506    23,106.79
                              =========   ===========   ===========  ==========


BALANCE, December 31, 1996   $ (62,780)  $13,925,996   $13,863,216    22,920.29

  Distributions                (10,084)     (998,288)   (1,008,372)

  Net Income                     6,172       610,972       617,144
                              ---------   -----------   -----------  ----------
BALANCE, September 30, 1997  $ (66,692)  $13,538,680   $13,471,988    22,920,29
                              =========   ===========   ===========  ==========




 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1997

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

     During the first nine months of 1997 and the year 1996, the Partnership distributed $139,694 and $3,607,123 of the net sale proceeds to the Limited and General Partners which represented a return of capital of $6.04 and $155.66 per Limited Partnership Unit, respectively. In June, 1997, the Managing General Partner filed a proxy statement to propose an Amendment to the Limited Partnership Agreement that would allow the Partnership to reinvest the majority of the sales proceeds in additional properties. The Amendment passed with a majority of Units voting in favor of the Amendment.


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     In October, 1997, the Partnership entered into a Development Financing Commitment under which the Partnership will advance funds for the construction of a Timber Lodge Steakhouse restaurant in Rockford, Illinois. The purchase price will be approximately $1,620,000. The property will be leased to Timber Lodge Steakhouse, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of approximately $174,000.

     In October, 1997, the Partnership entered into an agreement to purchase a 60% interest in a TGI Friday's restaurant in Greensburg, Pennsylvania. The purchase price for the entire property will be approximately $1,650,000. The property will be leased to Ohio Valley Bistros, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of approximately $169,000. AEI Income & Growth Fund XXII Limited Partnership, an affiliate of the Partnership, is expected to acquire the remaining interest.

(4)  Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(5)  Security Deposit -

     In May, 1997, the Partnership received a deposit from the tenant of the Texas Sport City Cafe as security for construction improvements being made by the tenant. The funds are invested in a short term money market account and will be returned to the lessee, without interest, within ten days after written notification of satisfactory completion of the work. In October, 1997, the Partnership returned the deposit to the lessee.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

       For the nine months ended September 30, 1997 and 1996, the Partnership recognized rental income of $953,877 and $1,108,861, respectively. During the same periods, the Partnership earned investment income of $190,367 and $245,577, respectively. In 1997, rental income decreased as a result of the property sales discussed below. The decrease in rental income was partially offset by rent increases on ten properties and rent received from re-leasing the Mesquite property. In 1997, investment income decreased mainly as a result of a decrease in short-term investments in 1997 due to a special distribution of net sale proceeds to the Partners in November, 1996.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

        During the nine months ended September 30, 1997 and 1996, the Partnership paid Partnership administration expenses to affiliated parties of $201,015 and $221,490, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $74,552 and $139,416, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The decrease in these expenses in 1997, when compared to 1996, is the result of expenses incurred in 1996 related to the J.T. McCordOs and Sizzler situations discussed above.

        As of September 30, 1997, the Partnership's annualized cash distribution rate was 7.5%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 1997, the Partnership's cash balances increased $49,546 as a result of net proceeds received from the sale of the Sizzler property which were partially offset by distributions made in excess of cash generated from operating activities. Net cash provided by operating activities decreased from $1,098,883 in 1996 to $870,394 in 1997 mainly as the result of a decrease in income in 1997, when compared to 1996.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

       For the nine months ended September 30, 1997 and 1996, net
cash   provided   by  investing  activities  was   $315,229   and
$2,097,736, respectively, which represents cash generated from the disposition of real estate.

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

        During the first nine months of 1997 and the year 1996, the Partnership distributed $139,694 and $3,607,123 of the net sale proceeds to the Limited and General Partners which represented a return of capital of $6.04 and $155.66 per Limited Partnership Unit, respectively. In June, 1997, the Managing General Partner filed a proxy statement to propose an Amendment to the Limited Partnership Agreement that would allow the Partnership to reinvest the majority of the sales proceeds in additional properties. The Amendment passed with a majority of Units voting in favor of the Amendment.

         In October, 1997, the Partnership entered into a Development Financing Commitment under which the Partnership will advance funds for the construction of a Timber Lodge Steakhouse restaurant in Rockford, Illinois. The purchase price will be approximately $1,620,000. The property will be leased to Timber Lodge Steakhouse, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of approximately $174,000.

         In October, 1997, the Partnership entered into an agreement to purchase a 60% interest in a TGI Friday's restaurant in Greensburg, Pennsylvania. The purchase price for the entire property will be approximately $1,650,000. The property will be leased to Ohio Valley Bistros, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of approximately $169,000. AEI Income & Growth Fund XXII Limited Partnership, an affiliate of the Partnership, is expected to acquire the remaining interest.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

        On October 1, 1997, fifteen Limited Partners redeemed a total of 364.4 Partnership Units for $153,502 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of thirty Limited Partners redeemed 468.5 Partnership Units for $337,842. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       The continuing rent payments from the properties, together with cash generated from the property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.


                   PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

       There are no material pending legal proceedings to which the Partnership is a party or of which the Partnership's property is subject.

ITEM 2.CHANGES IN SECURITIES

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       In June, 1997, the Managing General Partner solicited by mail a proxy statement to propose two Amendments to the Limited Partnership Agreement. In order for a proposed Amendment to be adopted, a majority of the Units must be voted in favor of the Amendment.

        The first Amendment would allow the Partnership to reinvest the majority of net sale proceeds in additional properties. Of the 22,920 outstanding Units, 12,655 voted for the Amendment, 2,632 voted against and 632 abstained. As a result, the Amendment was adopted.

       The  second  Amendment made changes to  the  PartnershipOs
  Unit  repurchase provisions.  Of the 22,920 outstanding  Units,
  13,827  voted  for the Amendment, 1,369 voted against  and  723 abstained.  As a result, the Amendment was adopted.

ITEM 5.OTHER INFORMATION

      None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

      a. Exhibits -
                            Description

          10.1  Development  Financing  and  Leasing
                Commitment dated October 17, 1997  between
                AEI   Fund  Management,  Inc.  and  Timber
                Lodge Steakhouse, Inc. relating to the sale and leaseback of a Timber Lodge
                Steakhouse  restaurant at 7375 East  State
                Street, Rockford, Illinois.

          10.2  Assignment of Development  Financing
                and  Leasing Commitment dated October  21,
                1997,  between  the  Partnership  and  AEI
                Fund Management, Inc. relating to the sale and leaseback of a Timber Lodge
                Steakhouse  restaurant at 7375 East  State
                Street, Rockford, Illinois.

          10.3  Sale   and   Leaseback   Financing
                Commitment dated May 13, 1997 between  AEI
                Fund  Management,  Inc.  and  Ohio  Valley
                Bistros,  Inc. relating to  the  sale  and
                leaseback of a TGI Friday's restaurant  at
                #1507,   Rural   Route   #6,   Greensburg,
                Pennsylvania.

          10.4  Assignment  of  Sale  and  Leaseback
                Financing  Commitment  dated  November  7,
                1997  between the Partnership and AEI Fund
                Management, Inc. relating to the sale  and
                leaseback of a TGI Friday's restaurant  at
                #1507,   Rural   Route   #6,   Greensburg,
                Pennsylvania.

          27    Financial Data Schedule  for  period
                ended September 30, 1997.

          b.    Reports filed on Form  8-K  -
                   None.


                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 7, 1997      AEI Real Estate Fund XVII
                              Limited Partnership
                              By:  AEI Fund Management XVII, Inc.
                              Its: Managing General Partner



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