Form 10KSB
period 1997-12-31
AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
filed 1998-03-27
CIK 819577

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             Of The Securities Exchange Act Of 1934

          For the Fiscal Year Ended:  December 31, 1997

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

The Issuer's revenues for year ended December 31, 1997 were $1,541,601.

As of February 28, 1998, there were 22,525.89 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $22,525,890.

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

       The Partnership will hold its properties until the General Partners determine that the sale or other disposition of the properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell properties, the General Partners will consider factors such as potential appreciation, net cash flow and income tax considerations. In addition, certain lessees have been granted options to purchase properties after a specified portion of the lease term has elapsed. It is anticipated that the Partnership will sell its properties within twelve years after acquisition. Prior to commencing the liquidation of the Partnership, the General Partners may reinvest the proceeds from the sale of properties in additional properties, provided that sufficient proceeds are distributed to the Limited Partners to pay federal and state income taxes related to any taxable gain recognized as a result of the sale. At any time prior to selling the properties, the Partnership may mortgage one or more of its properties in amounts not exceeding 50% of the fair market value of the property.

Leases

       Although there are variations in the specific terms of the leases, the following is a summary of the general terms of the Partnership's leases. The properties are leased to various tenants under triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses for the property. The initial lease terms are for 15 to 20 years. The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions.

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

        Most of the leases provide the lessee with two to three five-year renewal options subject to the same terms and conditions as the initial lease. Certain lessees have been granted options to purchase the property. Depending on the lease, the purchase price is either determined by a formula, or is the greater of the fair market value of the property or the amount determined by a formula. In all cases, if the option were to be exercised by the lessee, the purchase price would be greater than the original cost of the property.

       In March, 1995, the lessee of the Applebee's restaurant in Columbia, South Carolina, exercised an option in the Lease Agreement to purchase the property. On July 28, 1995, the sale closed with the Partnership receiving net sale proceeds of $715,545 which resulted in a net gain of $307,167. At the time of sale, the cost and related accumulated depreciation of the property was $534,974 and $126,596, respectively.

        In July, 1995, the lessee of the Applebee's restaurant in Hampton, Virginia, exercised an option in the Lease Agreement to purchase the property. On August 31, 1995, the sale closed with the Partnership receiving net sale proceeds of $1,747,127 which resulted in a net gain of $661,866. At the time of sale, the cost and related accumulated depreciation of the property was $1,287,072 and $201,811, respectively.

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

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

        The Partnership owns a 65% interest in a J.T. McCord's restaurant in Mesquite, Texas. In December, 1995, the Partnership took possession of the property after the lessee was unable to perform under the terms of the Lease. In July, 1996, the Partnership entered into an agreement to sell the property to an unrelated third party. In September, 1996, the Agreement was terminated by the purchaser. The property was listed for sale or lease until March, 1997 when it was re-leased to Texas Sports City Cafe, Ltd. under a triple net lease agreement with a primary term of 12 years which may be renewed for up to two consecutive five-year periods. The Partnership's share of the annual base rent is $32,500 for the first lease year and $58,500 for the second lease year, with rent increases in each subsequent lease year of either three percent of the prior year's rent or three percent of gross receipts in years two and three and six percent of gross receipts thereafter, to the extent they exceed the base rent. While the property was being re-leased, the Partnership was responsible for the real estate taxes and other costs required to maintain the property.

         In January, 1996, the Cheddar's restaurant in Indianapolis, Indiana was destroyed by a fire. The Partnership reached an agreement with the tenant and insurance company which called for termination of the Lease, demolition of the building and payment to the Partnership of $407,282 for the building and equipment and $49,688 for lost rent. The property will not be rebuilt and the Partnership listed the land for sale. The Partnership recognized net disposition proceeds of $406,892 which resulted in a net gain of $78,290. At the time of disposition, the cost and related accumulated depreciation was $512,433 and $183,831, respectively. As of December 31, 1997, based on an analysis of market conditions in the area, it was determined the fair value of the Partnership's interest in the land was approximately $200,000. In the fourth quarter of 1997, a charge to operations for real estate impairment of $62,000 was recognized, which is the difference between the book value at December 31, 1997 of $261,644 and the estimated fair value of $200,000.

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

       In September, 1995, the Partnership re-leased the property on Fields Ertel Road to FFT Cincinnati Ltd. under a triple net lease agreement with a primary term of 20 years which may be renewed for up to four consecutive five-year periods. The annual base rent if $19,750 for the first lease year and $75,000 for the second lease year, with rent increases each subsequent lease year of two percent of the prior year's rent. The Partnership may also receive percentage rent if sales exceed certain amounts. The property is now operated as a Bennigan's restaurant.

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

        On February 20, 1998, the Partnership sold the am/pm Mini
Market  in Carson City, Nevada to an unrelated third party.   The
Partnership received net sale proceeds of approximately $850,000, which resulted in a net gain of approximately $386,000.

        In June, 1997, the Managing General Partner filed a proxy statement to propose an Amendment to the Limited Partnership
Agreement that would allow the Partnership to reinvest the majority of the sales proceeds in additional properties. The Amendment passed with a majority of Units voting in favor of the Amendment.

         In October, 1997, the Partnership entered into a Development Financing Commitment under which the Partnership would advance funds for the construction of a Timber Lodge Steakhouse restaurant in Rockford, Illinois. The purchase price was approximately $1,620,000. The property would have been leased to Timber Lodge Steakhouse, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of approximately $174,000. In January, 1998, the Commitment was terminated by mutual agreement of the parties.

        On November 18, 1997, the Partnership purchased a 30.794% interest in a Timber Lodge Steakhouse in St. Cloud, Minnesota for $493,492. The property is leased to Timber Lodge Steakhouse, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $51,537. The remaining interests in the property are owned by AEI Real Estate Fund XV Limited Partnership and AEI Institutional Net Lease Fund '93 Limited Partnership, affiliates of the Partnership.

        On December 10, 1997, the Partnership purchased a 60.0% interest in a TGI Friday's restaurant in Greensburg, Pennsylvania for $1,009,045. The property is leased to Ohio Valley Bistros, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $101,475. The remaining interest in the property was purchased by AEI Income & Growth Fund XXII Limited Partnership, an affiliate of the Partnership.

        On December 23, 1997, the Partnership purchased a 26.05% interest in a parcel of land in Troy, Michigan for $393,620. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $27,553. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing
Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Through December 31, 1997, the Partnership had advanced $46,997 for the construction of the property and was charging interest on the advances at a rate of 7%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,172,250. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $123,000. The remaining interests in the property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership.

       On January 15, 1998, the Partnership purchased a parcel of land in Rochester, Minnesota for $406,778. The land is leased to Timber Lodge Steakhouse, Inc. (TLS) under a Lease Agreement with a primary term of 20 years and annual rental payments of $30,133. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to TLS for the construction of a Timber Lodge Steakhouse restaurant on the site. The Partnership is charging interest on the advances at a rate of 7.0%. The total purchase price, including the cost of the land, will be approximately $1,860,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $196,000.

ITEM 2.   DESCRIPTION OF PROPERTIES.

Major Tenants

        During 1997, three of the Partnership's lessees each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 69% of the Partnership's total rental revenue in 1997. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of the Partnership's total rental revenue in 1998 and future years. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

Year 2000

        AEI Fund Management, Inc. (AEI) performs all management services for the Partnership. AEI is currently analyzing its computer hardware and software systems to determine what, if any, resources need to be dedicated regarding Year 2000 issues. The Partnership does not anticipate any significant operational impact or incurring material costs as a result of AEI becoming Year 2000 compliant.

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

Description of Properties

        The Partnership's properties are all commercial, single tenant buildings. All the properties were acquired on a debt-free basis and are leased to various tenants under triple net leases, which are classified as operating leases. The
Partnership holds an undivided fee simple interest in the properties. At any time prior to selling the properties, the Partnership may mortgage one or more of its properties in amounts not exceeding 50% of the fair market value of the property.

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 1997.

                               Total Property               Annual     Annual
                     Purchase   Acquisition                 Lease      Rent Per
Property               Date        Costs       Lessee       Payment    Sq. Ft.

Sports City Cafe                                 Texas
 Mesquite, TX                                 Sports City
 (65%)               2/12/88   $   956,343     Cafe, Ltd.   $ 58,500   $ 12.73

Cheddar's Restaurant
 Indianapolis, IN
 (50%)               2/16/88   $   261,644        <F1>

Jiffy Lube Auto Care Center                   Jiffy Lube
 Dallas, TX                                 International of
 (75%)                3/1/88   $   454,624  Maryland, Inc. $ 65,466    $ 32.70

am/pm Convenience Store                     B. Wells O'Brien
 Carson City, NV     11/9/88   $   703,871      & Co.      $109,552    $ 43.88

Taco Cabana Restaurant                       Texas Taco
 San Marcos, TX     11/15/88   $ 1,013,505   Cabana, L.P.  $161,819    $ 43.51

                                             Huntington
Denny's Restaurant                           Restaurants
 Casa Grande, AZ      3/1/89   $   721,420   Group, Inc.   $104,759    $ 27.73

Children's World                            Children's World
Daycare Center                                  Learning
 St. Louis, MO       9/29/89   $   950,627   Centers, Inc. $116,810    $ 15.98

Children's World                            Children's World
Daycare Center                                  Learning
 Merrimack, NH       9/29/89   $ 1,159,242   Centers, Inc. $143,007    $ 22.74

Children's World                            Children's World
Daycare Center                                  Learning
 Chino, CA           9/29/89   $ 1,305,518   Centers, Inc. $161,128    $ 22.63

Children's World                            Children's World
Daycare Center                                  Learning
 Palatine, IL        9/29/89   $  801,098    Centers, Inc. $ 98,221    $ 15.91


ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

                               Total Property               Annual    Annual
                     Purchase   Acquisition                 Lease     Rent Per
Property               Date        Costs       Lessee       Payment   Sq. Ft.

Bennigan's Restaurant                           FFT
 Cincinnati, OH     3/7/90    $ 1,898,768  Cincinnati, Ltd. $ 76,500  $ 11.13

                                           Heartland
Cheddar's Restaurant                       Restaurant
 Davenport, IA     11/4/91    $ 1,530,934  Corporation      $234,834  $ 31.73

Timber Lodge
 Steakhouse Restaurant
 St. Cloud, MN                             Timber Lodge
 (30.794%)        11/18/97    $   493,492  Steakhouse, Inc. $ 51,537  $ 23.97

TGI Friday's Restaurant
 Greensburg, PA                             Ohio Valley
 (60%)            12/10/97    $ 1,009,045  Bistros, Inc.    $101,475  $ 37.50

Champps
 Americana Restaurant
 Troy, Michigan                                Champps
 (land only) <F2>                          Entertainment,
 (26.05%)         12/23/97    $   393,620       Inc.        $ 27,553  $  .96


<F1> The  property was destroyed by fire and the land is listed for sale.
<F2> Restaurant is under construction as of December 31, 1997

        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership. AEI Real Estate Fund XVI Limited Partnership owns the remaining interest  in  the  Jiffy  Lube, the  Sports  City  Cafe  and  the
Cheddar's   restaurant.   AEI  Real  Estate   Fund   XV   Limited
Partnership  and  AEI Institutional Net Lease  Fund  '93  Limited
Partnership own the remaining interests in the Timber Lodge Steakhouse restaurant. AEI Income & Growth Fund XXII Limited Partnership owns the remaining interest in the TGI Friday's restaurant. AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership own the remaining interests in the Champps restaurant.

        Each Partnership owns a separate, undivided interest in the properties. No specific agreement or commitment exists between the Partnerships as to the management of their respective interests in the properties, and the Partnership that holds more than a 50% interest does not control decisions over the other Partnership's interest.

        The initial Lease terms are for 20 years except for the Taco Cabana restaurant, TGI Friday's restaurant and the Children's World daycare centers, which have Lease terms of 15 years. Most of the Leases have renewal options which may extend the Lease term an additional 10 years.

       Pursuant to the Lease Agreements, the tenants are required to provide proof of adequate insurance coverage on the properties they occupy. The General Partners believe the properties are adequately covered by insurance and consider the properties to be well-maintained and sufficient for the Partnership's operations.

ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

         For tax purposes, the Partnership's properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS). The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over 31.5 years or 40 years depending on the date when it was placed in service. The remaining depreciable components of a property are personal property and land improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively. Since the Partnership has tax-exempt Partners, the Partnership is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method. In general the federal tax basis of the properties for tax depreciation purposes is the same as the basis for book depreciation purposes.

        During the last five years or since the date of purchase, if purchased after December 31, 1992, all properties were 100 percent occupied by the lessees noted except for the properties discussed below. The Bennigan's restaurant was 100 percent occupied by a prior lessee until January, 1994. The property was re-leased to the current lessee in September 1995. The Sports City Cafe was 100 percent occupied by a prior lessee until December, 1995. The property was re-leased to the current lessee on March 15, 1997. The Cheddar's property was 100 percent occupied until January, 1996.

ITEM 3.  LEGAL PROCEEDINGS.

       None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
         RELATED SECURITY HOLDER MATTERS.

        As of December 31, 1997, there were 2,020 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may purchase Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

        During 1997, fifteen Limited Partners redeemed a total of
364.4 Partnership Units for $153,502 in accordance with the Partnership Agreement. In prior years, a total of thirty Limited Partners redeemed 468.5 Partnership Units for $337,842. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       Cash distributions of $13,403 and $48,339 were made to the General Partners and $1,173,413 and $4,675,778 were made to the Limited Partners in 1997 and 1996, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
          RELATED SECURITY HOLDER MATTERS.  (Continued)

        As part of the Limited Partner distributions discussed above, the Partnership distributed $147,219 and $3,571,051 of proceeds from property sales in 1997 and 1996, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

        For the years ended December 31, 1997 and 1996 the Partnership recognized rental income of $1,296,002 and
$1,412,035, respectively. During the same periods, the Partnership earned investment income of $245,599 and $329,791, respectively. In 1997, rental income decreased as a result of the property sales discussed below. The decrease in rental income was partially offset by rent increases on nine properties and rent received from re-leasing the Mesquite property. In 1997, investment income decreased mainly as a result of a decrease in short-term investments in 1997 due to a special distribution of net sale proceeds to the Partners in November, 1996.

        The Partnership owns a 65% interest in a J.T. McCord's restaurant in Mesquite, Texas. In December, 1995, the Partnership took possession of the property after the lessee was unable to perform under the terms of the Lease. In July, 1996, the Partnership entered into an agreement to sell the property to an unrelated third party. In September, 1996, the Agreement was terminated by the purchaser. The property was listed for sale or lease until March, 1997 when it was re-leased to Texas Sports City Cafe, Ltd. under a triple net lease agreement with a primary term of 12 years which may be renewed for up to two consecutive five-year periods. The Partnership's share of the annual base rent is $32,500 for the first lease year and $58,500 for the second lease year, with rent increases in each subsequent lease year of either three percent of the prior year's rent or three percent of gross receipts in years two and three and six percent of gross receipts thereafter, to the extent they exceed the base rent. While the property was being re-leased, the Partnership was responsible for the real estate taxes and other costs required to maintain the property.

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

        During the years ended December 31, 1997 and 1996, the Partnership paid Partnership administration expenses to affiliated parties of $261,987 and $293,162, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $88,002 and $221,856, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The decrease in these expenses in 1997, when compared to 1996, is the result of expenses incurred in 1996 related to the J.T. McCord's and Sizzler situations discussed above.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       As of December 31, 1997, the Partnership's annualized cash distribution rate was 7.44%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

        AEI Fund Management, Inc. (AEI) performs all management services for the Partnership. AEI is currently analyzing its computer hardware and software systems to determine what, if any, resources need to be dedicated regarding Year 2000 issues. The Partnership does not anticipate any significant operational impact or incurring material costs as a result of AEI becoming Year 2000 compliant.

Liquidity and Capital Resources

        During 1997, the Partnership's cash balance decreased $2,183,421 as a result of the reinvestment of net sale proceeds in additional properties and distributions made in excess of cash generated from operating activities. Net cash provided by operating activities decreased from $1,349,256 in 1996 to $1,102,237 in 1997 mainly as the result of a decrease in income in 1997 and net timing differences in the collection of payments from the lessees and the payment of expenses, which was partially offset by a reduction in expenses in 1997.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. In 1997 and 1996, the Partnership generated cash flow from the sale of real estate of $315,229 and $2,097,736, respectively. During the same periods, the Partnership expended $1,995,998 and $-0-, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested the cash generated from the property sales.

         In January, 1996, the Cheddar's restaurant in Indianapolis, Indiana was destroyed by a fire. The Partnership reached an agreement with the tenant and insurance company which called for termination of the Lease, demolition of the building and payment to the Partnership of $407,282 for the building and equipment and $49,688 for lost rent. The property will not be rebuilt and the Partnership listed the land for sale. The Partnership recognized net disposition proceeds of $406,892 which resulted in a net gain of $78,290. At the time of disposition, the cost and related accumulated depreciation was $512,433 and $183,831, respectively. As of December 31, 1997, based on an analysis of market conditions in the area, it was determined the fair value of the Partnership's interest in the land was approximately $200,000. In the fourth quarter of 1997, a charge to operations for real estate impairment of $62,000 was recognized, which is the difference between the book value at December 31, 1997 of $261,644 and the estimated fair value of $200,000.

        In June, 1996, the Partnership entered into an agreement to sell the Danny's Family Car Wash in Phoenix, Arizona to the lessee. On September 25, 1996, the sale closed with the Partnership receiving net sale proceeds of $1,690,844 which resulted in a net gain of $347,224. At the time of sale, the cost and related accumulated depreciation was $1,688,271 and $344,651, respectively.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       During 1997 and 1996, the Partnership distributed $148,706 and $3,607,123 of the net sale proceeds to the Limited and General Partners which represented a return of capital of $6.44 and $155.66 per Limited Partnership Unit, respectively. In June, 1997, the Managing General Partner filed a proxy statement to propose an Amendment to the Limited Partnership Agreement that would allow the Partnership to reinvest the majority of the sales proceeds in additional properties. The Amendment passed with a majority of Units voting in favor of the Amendment.

        On February 20, 1998, the Partnership sold the am/pm Mini
Market  in Carson City, Nevada to an unrelated third party.   The
Partnership received net sale proceeds of approximately $850,000, which resulted in a net gain of approximately $386,000.

         In October, 1997, the Partnership entered into a Development Financing Commitment under which the Partnership would advance funds for the construction of a Timber Lodge Steakhouse restaurant in Rockford, Illinois. The purchase price was approximately $1,620,000. The property would have been leased to Timber Lodge Steakhouse, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of approximately $174,000. In January, 1998, the Commitment was terminated by mutual agreement of the parties.

        On November 18, 1997, the Partnership purchased a 30.794% interest in a Timber Lodge Steakhouse in St. Cloud, Minnesota for $493,492. The property is leased to Timber Lodge Steakhouse, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $51,537. The remaining interests in the property are owned by AEI Real Estate Fund XV Limited Partnership and AEI Institutional Net Lease Fund '93 Limited Partnership, affiliates of the Partnership.

        On December 10, 1997, the Partnership purchased a 60.0% interest in a TGI Friday's restaurant in Greensburg, Pennsylvania for $1,009,045. The property is leased to Ohio Valley Bistros, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $101,475. The remaining interest in the property was purchased by AEI Income & Growth Fund XXII Limited Partnership, an affiliate of the Partnership.

        On December 23, 1997, the Partnership purchased a 26.05% interest in a parcel of land in Troy, Michigan for $393,620. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $27,553. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing
Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Through December 31, 1997, the Partnership had advanced $46,997 for the construction of the property and was charging interest on the advances at a rate of 7%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,172,250. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $123,000. The remaining interests in the property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       On January 15, 1998, the Partnership purchased a parcel of land in Rochester, Minnesota for $406,778. The land is leased to Timber Lodge Steakhouse, Inc. (TLS) under a Lease Agreement with a primary term of 20 years and annual rental payments of $30,133. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to TLS for the construction of a Timber Lodge Steakhouse restaurant on the site. The Partnership is charging interest on the advances at a rate of 7.0%. The total purchase price, including the cost of the land, will be approximately $1,860,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $196,000.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. During 1996, the Partnership distributed approximately $354,000 of net sale proceeds in addition to the regular quarterly distributions of net cash flow. The distributions were made in equal quarterly installments. In addition, in November, 1996, the Partnership distributed net sale proceeds of $2,828,283 to the Partners as a special distribution. The distributions of net sale proceeds in 1996, which reduced the Limited Partners' Adjusted Capital Contribution, are the main reason distributions were higher in 1996, when compared to 1997. In addition, the 1997 distributions were based on the reduced capital balance.

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

        During 1997, fifteen Limited Partners redeemed a total of
364.4 Partnership Units for $153,502 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of thirty Limited Partners redeemed 468.5 Partnership Units for $337,842. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       The continuing rent payments from the properties, together with cash generated from the property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

         The foregoing Management's Discussion and Analysis contains various "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, taxation levels, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters. These, and other forward looking statements made by the Partnership, must be evaluated in the context of a number of factors that may affect the
Partnership's financial condition and results of operations, including the following:

<bullet>  Market  and economic conditions which affect the  value of the properties the Partnership owns and the cash from rental income such properties generate;

<bullet>  the  federal income tax consequences of rental  income, deductions, gain on sales and other items and the affects of these consequences for investors;

<bullet>  resolution  by  the General Partners of conflicts  with which they may be confronted;

<bullet>  the   success  of  the  General  Partners  of  locating
          properties with favorable risk return characteristics;

<bullet>  the effect of tenant defaults; and

<bullet>  the condition of the industries in which the tenants of properties owned by the Partnership operate.

ITEM 7.   FINANCIAL STATEMENTS.

       See accompanying index to financial statements.


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS





Report of Independent Auditors

Balance Sheet as of December 31, 1997 and 1996

Statements for the Years Ended December 31, 1997 and 1996:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements




                 REPORT OF INDEPENDENT AUDITORS



To the Partners:
AEI Real Estate Fund XVII Limited Partnership
St. Paul, Minnesota




      We have audited the accompanying balance sheet of AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP (a Minnesota limited partnership) as of December 31, 1997 and 1996 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Real Estate Fund XVII Limited Partnership as of December31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




Minneapolis,  Minnesota            Boulay, Heutmaker, Zibell & Co. P.L.L.P.
February 4, 1998                   Certified Public Accountants

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                                         1997           1996

CURRENT ASSETS:
  Cash and Cash Equivalents                         $ 2,615,163    $ 4,798,584
  Receivables                                             1,014              0
                                                     -----------    -----------
      Total Current Assets                            2,616,177      4,798,584
                                                     -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                                4,416,278      3,469,538
  Buildings and Equipment                             8,975,829      8,026,412
  Construction in Progress                               46,997              0
  Property Acquisition Costs                             52,844              0
  Accumulated Depreciation                           (2,778,790)    (2,441,191)
                                                     -----------    -----------
                                                     10,713,158      9,054,759
  Real Estate Held for Sale                             199,644        577,072
                                                     -----------    -----------
      Net Investments in Real Estate                 10,912,802      9,631,831
                                                     -----------    -----------
           Total  Assets                            $13,528,979    $14,430,415
                                                     ===========    ===========


                         LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.              $    45,489    $    96,543
  Distributions Payable                                 168,778        433,349
  Security Deposit                                            0         37,307
                                                     -----------    -----------
      Total Current Liabilities                         214,267        567,199
                                                     -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                      (68,265)       (62,780)
  Limited Partners, $1,000 Unit value;
   30,000 Units authorized; 23,389 Units issued;
   22,556 and 22,920 outstanding in
   1997 and 1996, respectively                       13,382,977     13,925,996
                                                     -----------    -----------
    Total Partners' Capital                          13,314,712     13,863,216
                                                     -----------    -----------
      Total Liabilities and Partners' Capital       $13,528,979    $14,430,415
                                                     ===========    ===========


 The accompanying notes to financial statements are an integral part of this statement.

             AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31


                                                     1997             1996

INCOME:
  Rent                                           $ 1,296,002      $ 1,412,035
  Investment Income                                  245,599          329,791
                                                  -----------      -----------
      Total Income                                 1,541,601        1,741,826
                                                  -----------      -----------

EXPENSES:
  Partnership Administration - Affiliates            261,987          293,162
  Partnership Administration and Property
     Management - Unrelated Parties                   88,002          221,856
  Depreciation                                       337,798          403,181
  Real Estate Impairment                              62,000          503,600
                                                  -----------      -----------
      Total Expenses                                 749,787        1,421,799
                                                  -----------      -----------

OPERATING INCOME                                     791,814          320,027

GAIN ON SALE OF REAL ESTATE                                0          425,514
                                                  -----------      -----------
NET INCOME                                       $   791,814      $   745,541
                                                  ===========      ===========

NET INCOME ALLOCATED:
  General Partners                               $     7,918      $     7,455
  Limited Partners                                   783,896          738,086
                                                  -----------      -----------
                                                 $   791,814      $   745,541
                                                  ===========      ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
(22,828 and 23,060 weighted average Units outstanding
  in 1997 and 1996, respectively)                $     34.34      $     32.01
                                                  ===========      ===========


 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31


                                                          1997         1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                         $   791,814   $   745,541

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                        337,798       403,181
     Real Estate Impairment                               62,000       503,600
     Gain on Sale of Real Estate                               0      (425,514)
     (Increase) Decrease in Receivables                   (1,014)       79,092
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                        (51,054)       43,356
     Decrease in Security Deposit                        (37,307)            0
                                                      -----------   -----------
       Total Adjustments                                 310,423       603,715
                                                      -----------   -----------
       Net Cash Provided By
          Operating Activities                         1,102,237     1,349,256
                                                      -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                          (1,995,998)            0
  Proceeds from Sale of Real Estate                      315,229     2,097,736
                                                      -----------   -----------
       Net Cash Provided By (Used For)
           Investing Activities                       (1,680,769)    2,097,736
                                                      -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in Distributions Payable                     (264,571)     (282,424)
  Distributions to Partners                           (1,185,266)   (4,723,008)
  Redemption Payments                                   (155,052)     (110,922)
                                                      -----------   -----------
       Net Cash Used For
           Financing Activities                       (1,604,889)   (5,116,354)
                                                      -----------   -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS             (2,183,421)   (1,669,362)

CASH AND CASH EQUIVALENTS, beginning of period         4,798,584     6,467,946
                                                      -----------   -----------
CASH AND CASH EQUIVALENTS, end of period             $ 2,615,163   $ 4,798,584
                                                      ===========   ===========


 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                                     Limited
                                                                   Partnership
                               General      Limited                   Units
                               Partners     Partners      Total    Outstanding


BALANCE, December 31, 1995  $  (21,896)  $17,973,501  $17,951,605    23,106.79

  Distributions                (47,230)   (4,675,778)  (4,723,008)

  Redemption Payments           (1,109)     (109,813)    (110,922)     (186.50)

  Net Income                     7,455       738,086      745,541
                             ----------   -----------  -----------   ----------
BALANCE, December 31, 1996     (62,780)   13,925,996   13,863,216    22,920.29

  Distributions                (11,853)   (1,173,413)  (1,185,266)

  Redemption Payments           (1,550)     (153,502)    (155,052)     (364.40)

  Net Income                     7,918       783,896      791,814
                             ----------   -----------  -----------   ----------
BALANCE, December 31, 1997  $  (68,265)  $13,382,977  $13,314,712    22,555.89
                             ==========   ===========  ===========   ==========



 The accompanying notes to financial statements are an integral part of this statement.
          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

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

                   DECEMBER 31, 1997 AND 1996

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

(2)  Summary of Significant Accounting Policies -

     Newly Issued Accounting Standards

       In June, 1997, Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" was approved for issuance for fiscal years beginning after December 15, 1997. The Partnership adopted this Statement in the fourth quarter of 1997. The effect of this Statement has been determined that net income/loss for financial statements and comprehensive income/loss is primarily the same in all material respects.

     Financial Statement Presentation

       The accounts of the Partnership are maintained on the accrual basis of accounting for both federal income tax purposes and financial reporting purposes.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(2)  Summary of Significant Accounting Policies - (Continued)

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

     Statement of Cash Flows

       For purposes of reporting cash flows, cash and cash equivalents may include cash in checking, cash invested in money market accounts, certificates of deposit, federal agency notes and commercial paper with a term of three months or less.

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

     Real Estate

       The Partnership's real estate is leased under triple net leases classified as operating leases. The Partnership recognizes rental revenue on the accrual basis according to the terms of the individual leases. For leases which contain cost of living increases, the increases are recognized in the year in which they are effective.


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

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

(3)  Related Party Transactions -

     The Partnership owns a 65% interest in a Sports City Cafe, a 75% interest in a Jiffy Lube and a 50% interest in a parcel of land in Indianapolis, Indiana. The remaining interests in these properties are owned by AEI Real Estate Fund XVI Limited Partnership, an affiliate of the Partnership. The Partnership owns a 30.794% interest in a Timber Lodge Steakhouse. The remaining interests in this property are owned by AEI Real Estate Fund XV Limited Partnership and AEI Institutional Net Lease Fund '93 Limited Partnership, affiliates of the Partnership. The Partnership owns a 60% interest in a TGI Friday's restaurant. The remaining interest in this property is owned by AEI Income & Growth Fund XXII Limited Partnership, an affiliate of the Partnership. The Partnership owns a 26.05% interest in the Champps Americana restaurant. The remaining interests in this property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership. The Partnership owned a 65.09% interest in a Sizzler restaurant in Cincinnati, Ohio. The remaining interests in this property were owned by AEI Real Estate Fund XVI Limited Partnership and AEI Real Estate Fund XVIII Limited Partnership.

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


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(3)  Related Party Transactions - (Continued)

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                        Total Incurred by the Partnership
                                         for the Years Ended December 31

                                                     1997          1996
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                       $  261,987    $  293,162
                                                   =========     =========
b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties.  These expenses included
  printing costs, legal and filing fees, direct
  administrative costs, outside audit and
  accounting costs, taxes, insurance and other
  property costs.                                 $   88,002    $  221,856
                                                   =========     =========

c.AEI is reimbursed for all property acquisition
  costs incurred by it in acquiring properties on
  behalf of the Partnership.  The amounts are net
  of financing and commitment fees and expense
  reimbursements received by the Partnership from
  the lessees in the amount of $47,998 for 1997.  $   80,376    $        0
                                                   =========     =========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b and c. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are for 20 years except for the Taco Cabana, TGI Friday's and the Children's Worlds, which have Lease terms of 15 years. Most of the leases have renewal options which may extend the Lease term an additional 10 to 15 years. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions. Certain lessees have been granted options to purchase the property. Depending on the lease, the purchase price is either determined by a formula, or is the greater of the fair market value of the property or the amount determined by a formula. In all cases, if the option were to be exercised by the lessee, the purchase price would be greater than the original cost of the property.

     The Partnership's properties are all commercial, single-tenant buildings. The Sports City Cafe was constructed in 1984. All other properties were constructed in the year they were acquired. The Partnership acquired the Cheddar's restaurant in Davenport, Iowa, in 1991. The Timber Lodge Steakhouse and TGI Friday's were acquired in 1997. The Champps Americana restaurant land was acquired in 1997. The remaining properties were acquired during 1988 and 1989. There have been no costs capitalized as improvements subsequent to the acquisitions.

     The cost of the properties not held for sale and the related
     accumulated  depreciation  at  December  31,  1997  are   as
     follows:

                                            Buildings and          Accumulated
Property                           Land      Equipment      Total  Depreciation

Sports City Cafe, Mesquite, TX  $ 423,660  $  532,683  $   956,343  $  220,930
Jiffy Lube, Dallas, TX            193,479     261,145      454,624     108,287
am/pm, Carson City, NV            185,822     518,049      703,871     265,520
Taco  Cabana, San Marcos, TX      279,727     733,778    1,013,505     303,034
Denny's,  Casa  Grande, AZ        216,812     504,608      721,420     177,298
Children's  World, St. Louis, MO  203,446     747,181      950,627     240,442
Children's World,
   Merrimack, NH                  282,530     876,712    1,159,242     274,643
Children's World, Chino, CA       357,793     947,725    1,305,518     304,898
Children's  World, Palatine, IL   135,945     665,153      801,098     210,653
Bennigan's, Cincinnati, OH        666,298   1,232,470    1,898,768     415,103
Cheddar's, Davenport, IA          524,026   1,006,908    1,530,934     255,496
Timber Lodge Steakhouse,
   St. Cloud, MN                  107,574     385,918      493,492       1,675
TGI  Friday's, Greensburg, PA     445,546     563,499    1,009,045         811
Champps Americana,
   Troy, MI                       393,620           0      393,620           0
                                ----------  ----------  ----------   ----------
                               $4,416,278  $ 8,975,829 $13,392,107  $2,778,790
                                ==========  ==========  ==========   ==========


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(4)  Investments in Real Estate - (Continued)

     The Partnership owns a 65% interest in a J.T. McCord's restaurant in Mesquite, Texas. In December, 1995, the Partnership took possession of the property after the lessee was unable to perform under the terms of the Lease. In July, 1996, the Partnership entered into an agreement to sell the property to an unrelated third party. In September, 1996, the Agreement was terminated by the purchaser. The property was listed for sale or lease until March, 1997 when it was re-leased to Texas Sports City Cafe, Ltd. under a triple net lease agreement with a primary term of 12 years which may be renewed for up to two consecutive five-year periods. The Partnership's share of the annual base rent is $32,500 for the first lease year and $58,500 for the second lease year, with rent increases in each subsequent lease year of either three percent of the prior year's rent or three percent of gross receipts in years two and three and six percent of gross receipts thereafter, to the extent they exceed the base rent. While the property was being re-leased, the Partnership was responsible for the real estate taxes and other costs required to maintain the property.

     In January, 1996, the Cheddar's restaurant in Indianapolis, Indiana was destroyed by a fire. The Partnership reached an agreement with the tenant and insurance company which called for termination of the Lease, demolition of the building and payment to the Partnership of $407,282 for the building and equipment and $49,688 for lost rent. The property will not be rebuilt and the Partnership listed the land for sale. The Partnership recognized net disposition proceeds of $406,892 which resulted in a net gain of $78,290. At the time of disposition, the cost and related accumulated depreciation was $512,433 and $183,831, respectively. As of December 31, 1997, based on an analysis of market conditions in the area, it was determined the fair value of the Partnership's interest in the land was approximately
     $200,000.   In  the  fourth quarter of  1997,  a  charge  to
     operations for real estate impairment of $62,000 was recognized, which is the difference between the book value at December 31, 1997 of $261,644 and the estimated fair value of $200,000.

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


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(4)  Investments in Real Estate - (Continued)

     During 1997 and 1996, the Partnership distributed $148,706 and $3,607,123 of the net sale proceeds to the Limited and General Partners which represented a return of capital of $6.44 and $155.66 per Limited Partnership Unit, respectively. In June, 1997, the Managing General Partner filed a proxy statement to propose an Amendment to the
     Limited Partnership Agreement that would allow the Partnership to reinvest the majority of the sales proceeds in additional properties. The Amendment passed with a majority of Units voting in favor of the Amendment.

     On February 20, 1998, the Partnership sold the am/pm Mini Market in Carson City, Nevada to an unrelated third party. The Partnership received net sale proceeds of approximately $850,000, which resulted in a net gain of approximately $386,000.

     In October, 1997, the Partnership entered into a Development Financing Commitment under which the Partnership would advance funds for the construction of a Timber Lodge Steakhouse restaurant in Rockford, Illinois. The purchase price was approximately $1,620,000. The property would have been leased to Timber Lodge Steakhouse, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of approximately $174,000. In January, 1998, the Commitment was terminated by mutual agreement of the parties.

     On November 18, 1997, the Partnership purchased a 30.794% interest in a Timber Lodge Steakhouse in St. Cloud, Minnesota for $493,492. The property is leased to Timber Lodge Steakhouse, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $51,537.

     On December 10, 1997, the Partnership purchased a 60.0% interest in a TGI Friday's restaurant in Greensburg, Pennsylvania for $1,009,045. The property is leased to Ohio Valley Bistros, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $101,475.

     On December 23, 1997, the Partnership purchased a 26.05% interest in a parcel of land in Troy, Michigan for $393,620. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $27,553. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Through December 31, 1997, the Partnership had advanced $46,997 for the construction of the property and was charging interest on the advances at a rate of 7%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,172,250. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $123,000.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(4)  Investments in Real Estate - (Continued)

     On January 15, 1998, the Partnership purchased a parcel of land in Rochester, Minnesota for $406,778. The land is leased to Timber Lodge Steakhouse, Inc. (TLS) under a Lease Agreement with a primary term of 20 years and annual rental payments of $30,133. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to TLS for the construction of a Timber Lodge Steakhouse restaurant on the site. The Partnership is charging interest on the advances at a rate of 7.0%. The total purchase price, including the cost of the land, will be approximately $1,860,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $196,000.

     During 1997, the Partnership incurred net costs of $80,376 relating to the review of potential property acquisitions. Of these costs, $27,532 have been capitalized and allocated to land, building and equipment. The remaining costs of $52,844 have been capitalized and will be allocated to properties acquired subsequent to December 31, 1997.

     The   minimum  future  rentals  on  the  Leases  for   years
     subsequent to December 31, 1997 are as follows:

                       1998        $  1,515,962
                       1999           1,537,532
                       2000           1,560,759
                       2001           1,584,776
                       2002           1,614,524
                       Thereafter     9,284,968
                                     -----------
                                    $17,098,521
                                     ===========

     In 1997 and 1996, the Partnership recognized contingent rents of $-0- and $15,071, respectively.

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

                   DECEMBER 31, 1997 AND 1996

(6)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                        1997          1996
      Tenants                       Industry

     Children's World
       Learning Centers, Inc.      Child Care         $  510,955  $  497,115
     Heartland Restaurant
       Corporation and affiliate   Restaurant            226,554     284,090
     Apache Car Wash, Inc.         Automotive Service        N/A     175,985
     Texas Taco Cabana L.P.        Restaurant            157,080     151,794
                                                       ----------  ----------

     Aggregate rent revenue of major tenants          $  894,589  $1,108,984
                                                       ==========  ==========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                      69%         79%
                                                       ==========  ==========

(7)  Partners' Capital -

     Cash distributions of $13,403 and $48,339 were made to the General Partners and $1,173,413 and $4,675,778 were made to the Limited Partners for the years ended December 31, 1997 and 1996, respectively. The Limited Partners' distributions represent $51.40 and $202.77 per Limited Partnership Unit outstanding using 22,828 and 23,060 weighted average Units in 1997 and 1996. The distributions represent $27.53 and $27.22 per Unit of Net Income and $23.87 and $175.55 and per Unit of return of contributed capital in 1997 and 1996, respectively.

     As part of the Limited Partner distributions discussed above, the Partnership distributed $147,219 and $3,571,051 of proceeds from property sales in 1997 and 1996, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

     Distributions of Net Cash Flow to the General Partners during 1997 and 1996 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to the Limited Partners and 1% to the General Partners.

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

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(7)  Partners' Capital - (Continued)

     During  1997, fifteen Limited Partners redeemed a  total  of
     364.4 Partnership Units for $153,502 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In 1996, seven Limited Partners redeemed a total of 186.5 Partnership Units for $109,813. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $787.67 per original $1,000 invested.

(8)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                     1997           1996

     Net Income for Financial
      Reporting Purposes                         $  791,814      $  745,541

     Depreciation for Tax Purposes Under
      Depreciation for Financial
      Reporting Purposes                             90,372         113,666

     Property Expenses for Tax Purposes
      Under Expenses for Financial
      Reporting Purposes                             25,371          62,075

     Real Estate Impairment Loss
      Not Recognized for Tax Purposes                62,000         503,600

     Gain on Sale of Real Estate for
      Tax Purposes Over (Under) Gain for
      Financial Reporting Purposes                 (516,399)         43,921
                                                 -----------     -----------
           Taxable Income to Partners           $   453,158     $ 1,468,803
                                                 ===========     ===========

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(8)  Income Taxes - (Continued)

     The  following is a reconciliation of Partners' capital  for financial  reporting purposes to Partners' capital  reported
     for   federal  income  tax  purposes  for  the  years  ended
     December 31:

                                                        1997           1996

     Partners' Capital for
       Financial  Reporting Purposes                $13,314,712    $13,863,216

     Adjusted Tax Basis of Investments
      in Real Estate Over Net
      Investments in Real Estate for
      Financial Reporting Purposes                      375,076        739,102

     Capitalized Start-Up Costs
      Under Section 195                                 218,409        218,409

     Amortization of Start-Up and
      Organization Costs                               (224,007)      (224,007)

     Property Expenses for Tax Purposes
      Under Expenses for Financial
      Reporting Purposes                                 37,445         12,074

     Organization and Syndication Costs
      Treated as Reduction of Capital
      for Financial Reporting Purposes                3,154,755      3,154,755
                                                     -----------    -----------
           Partners' Capital for
               Tax  Reporting Purposes              $16,876,390    $17,763,549
                                                     ===========    ===========

(9)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                        1997                      1996
                               Carrying      Fair        Carrying       Fair
                               Amount        Value        Amount        Value

     Cash                   $       230  $       230   $       201  $       201
     Money Market Funds       2,614,933    2,614,933     4,798,383    4,798,383
                             ----------   ----------    ----------   ----------
        Total Cash and
           Cash Equivalents $ 2,615,163  $ 2,615,163   $ 4,798,584  $ 4,798,584
                             ==========   ==========    ==========   ==========

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

        Robert P. Johnson, age 53, is Chief Executive Officer, President and Director and has held these positions since the formation of AFM in July, 1987, and has been elected to continue in these positions until March, 1999. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc. (formerly AEI Incorporated), which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in sixteen other limited partnerships.

        Mark E. Larson, age 45, is Executive Vice President, Treasurer and Chief Financial Officer and has been elected to continue in these positions until March, 1999. Mr. Larson has been Treasurer since the formation of AFM in July, 1987, Executive Vice President since December, 1987 and Chief Financial Officer since January, 1990. In January, 1993, Mr. Larson was elected to serve as Secretary of AFM and will continue to serve until March, 1999. Mr. Larson has been employed by AEI Fund Management, Inc. and affiliated entities since 1985. From 1979 to 1985, Mr. Larson was with Apache Corporation as manager of Program Accounting responsible for the accounting and reports for approximately 46 public partnerships. Mr. Larson is responsible for supervising the accounting functions of AFM and the registrant.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 1998:

     Name and Address                             Number of     Percent
   of Beneficial Owner                            Units Held    of Class

   AEI Fund Management XVII, Inc.                       0            0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Robert P. Johnson                                   30            *
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Mark E. Larson                                       0            0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   * Less than 1%

The persons set forth in the preceding table hold sole voting power and power of disposition with respect to all of the Units set forth opposite their names. The General Partners know of no holders of more than 5% of the outstanding Units.

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

ITEM  12.   CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
            (Continued)

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties through the period from inception through December 31, 1997.

Person or Entity                                     Amount Incurred From
 Receiving                 Form and Method       Inception (February 10, 1988)
Compensation               of Compensation           To December 31, 1997

AEI Securities, Inc.  Selling Commissions equal to 8% of     $2,338,870
(formerly AEI         proceeds plus a 2% nonaccountable
Incorporated)         expense allowance, most of which was
                      reallowed to Participating Dealers.

General Partners and  Reimbursement at Cost for other        $  815,886
Affiliates            Organization and Offering Costs.

General Partners and  Reimbursement at Cost for all          $  866,072
Affiliates            Acquisition Expenses

General Partners      1% of Net Cash Flow in any fiscal      $  166,557
                      year until the Limited Partners have
                      received annual, non-cumulative
                      distributions of Net Cash Flow equal
                      to 10% of their Adjusted Capital
                      Contributions and 10% of any
                      remaining Net Cash Flow in such
                      fiscal year.

General Partners and  Reimbursement at Cost for all          $2,625,548
Affiliates            Administrative Expenses
                      attributable to the Fund, including
                      all expenses related to management
                      and disposition of the Fund's
                      properties and all other transfer
                      agency, reporting, partner relations
                      and other administrative functions.


General Partners      15% of distributions of Net Proceeds   $   56,789
                      of Sale other than distributions
                      necessary to restore Adjusted Capital
                      Contributions and provide a 6%
                      cumulative return to Limited  Partners.
                      The General Partners will receive only
                      1% of distributions of Net Proceeds of
                      Sale until the Limited  Partners have
                      received an amount equal to: (a) their
                      Adjusted Capital Contributions,  plus
                      (b) an amount equal to 14% of their
                      Adjusted Capital Contributions per annum, cumulative but not compounded, less (c) all previous cash distributions to the Limited Partners.

ITEM  12.   CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
            (Continued)

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid, (ii) the cumulative property management fees allowed but not paid, (iii) any real estate commission allowed under the Guidelines, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed. The reimbursements not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 1997, the cumulative reimbursements to the General Partners and their affiliates did not exceed these amounts.


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

               10.3  Net  Lease Agreement  dated
                     November  14,  1988 between the  Partnership
                     and   Taco  Cabana,  Inc.  relating  to  the
                     property  at  135 Long Street,  San  Marcos,
                     Texas  (incorporated by reference to Exhibit
                     10.11   of   Form   10-K  filed   with   the
                     Commission on July28, 1992).

               10.4  Net  Lease Agreement  dated
                     September  29, 1989 between the  Partnership
                     and  Children's World Learning Centers, Inc.
                     relating  to the property at 12790  Fee  Fee
                     Road,  St. Louis, Missouri (incorporated  by
                     reference  to  Exhibit 10.15  of  Form  10-K
                     filed  with  the  Commission  on  July   28,
                     1992).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.
          (Continued)

           A  Exhibits -
                                Description

               10.5  Net  Lease Agreement  dated
                     September  29, 1989 between the  Partnership
                     and  Children's World Learning Centers, Inc.
                     relating  to  the  property  at  325  Daniel
                     Webster  Highway, Merrimack,  New  Hampshire
                     (incorporated by reference to Exhibit  10.16
                     of Form 10-K filed with the Commission on July 28, 1992).

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

               10.7  Net  Lease Agreement  dated
                     September  29, 1989 between the  Partnership
                     and  Children's World Learning Centers, Inc.
                     relating  to the property at 838 N.  Quentin
                     Road,  Palatine,  Illinois (incorporated  by
                     reference  to  Exhibit 10.18  of  Form  10-K
                     filed  with  the  Commission  on  July   28,
                     1992).

               10.8  Net  Lease Agreement  dated
                     November  1,  1991 between  the  Partnership
                     and    Heartland   Restaurant    Corporation
                     relating   to  the  property  at   1221   E.
                     Kimberly,  Davenport, Iowa (incorporated  by
                     reference  to  Exhibit 10.21  of  Form  10-K
                     filed  with  the  Commission  on  July   28,
                     1992).

               10.9  Amendment  to  Lease  dated
                     January 2, 1995 between the Partnership  and
                     Huntington Restaurants Group, Inc.  relating
                     to   the   property  at  1851  E.   Florence
                     Boulevard,     Casa     Grande,      Arizona
                     (incorporated by reference to Exhibit  10.27
                     of Form 10-K filed with the Commission on March 30, 1995).

              10.10  Net  Lease  Agreement
                     dated   September  21,  1995   between   the
                     Partnership   and   FFT   Cincinnati,   Ltd.
                     relating  to  the property  at  9035  Fields
                     Ertel Road, Cincinnati, Ohio (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed with the Commission on November 2,
                     1995).

              10.11  Real  Estate  Purchase
                     Agreement  dated June 30, 1996  between  the
                     Partnership  and 43rd & Indian School,  Inc.
                     relating  to the property at 43rd  Avenue  &
                     W.  Indian  School  Road,  Phoenix,  Arizona
                     (incorporated by reference to  Exhibit  10.1
                     of Form 10-QSB filed with the Commission on August 8, 1996).

              10.12  Purchase   Agreement
                     dated   December   19,  1996   between   the
                     Partnership,  AEI  Real  Estate  Fund  XVIII
                     Limited  Partnership, AEI Real  Estate  Fund
                     XVI  Limited Partnership and James Chantilas
                     relating  to the property at 2711  Waterpark
                     Drive,   Mason,   Ohio   (incorporated    by
                     reference to Exhibit 10.1 of Form 8-K filed with the Commission on February 3, 1997).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.
          (Continued)

           A  Exhibits -
                                  Description

              10.13  Net  Lease  Agreement
                     dated    March   15,   1997   between    the
                     Partnership,  AEI  Real  Estate   Fund   XVI
                     Limited  Partnership, and Texas Sports  City
                     Cafe, Ltd. relating to the property at  3808
                     Towne  Crossing  Boulevard, Mesquite,  Texas
                     (incorporated by reference to Exhibit  10.17
                     of Form 10-KSB filed with the Commission on March 24, 1997).

              10.14  Guarantee  of   Lease
                     dated    March   15,   1997   between    the
                     Partnership,  AEI  Real  Estate   Fund   XVI
                     Limited  Partnership, and Texas Sports  City
                     Cafe, Ltd. relating to the property at  3808
                     Towne  Crossing  Boulevard, Mesquite,  Texas
                     (incorporated by reference to Exhibit  10.18
                     of Form 10-KSB filed with the Commission on March 24, 1997).

              10.15  Development Financing and Leasing
                     Commitment  dated  October17,  1997  between
                     AEI  Fund Management, Inc. and Timber  Lodge
                     Steakhouse,  Inc. relating to the  sale  and
                     leaseback   of  a  Timber  Lodge  Steakhouse
                     restaurant   at  7375  East  State   Street,
                     Rockford,    Illinois    (incorporated    by
                     reference to Exhibit 10.1 of 10-QSB filed with the Commission on November 7, 1997).

              10.16  Assignment    of    Development
                     Financing   and  Leasing  Commitment   dated
                     October 21, 1997, between the Partnership and AEI Fund Management, Inc. relating to the sale and leaseback of a Timber Lodge Steakhouse restaurant at 7375 East State Street, Rockford, Illinois (incorporated by reference to Exhibit 10.2 of 10-QSB filed with the Commission on November 7, 1997).

              10.17  Sale  and  Leaseback   Financing
                     Commitment  dated May 13, 1997  between  AEI
                     Fund   Management,  Inc.  and  Ohio   Valley
                     Bistros,  Inc.  relating  to  the  sale  and
                     leaseback  of  a TGI Friday's restaurant  at
                     #1507,    Rural   Route   #6,    Greensburg,
                     Pennsylvania  (incorporated by reference  to
                     Exhibit  10.3  of  10-QSB  filed  with   the
                     Commission on November 7, 1997).

              10.18  Assignment of Sale and  Leaseback
                     Financing Commitment dated November 7,  1997
                     between   the  Partnership  and   AEI   Fund
                     Management,  Inc. relating to the  sale  and
                     leaseback  of  a TGI Friday's restaurant  at
                     #1507,    Rural   Route   #6,    Greensburg,
                     Pennsylvania  (incorporated by reference  to
                     Exhibit  10.4  of  10-QSB  filed  with   the
                     Commission on November 7, 1997).

              10.19  Assignment of Sale  and
                     Leaseback    Financing   Commitment    dated
                     November 17, 1997 between the Partnership and AEI Fund Management, Inc. relating to the sale and leaseback of a Timber Lodge Steakhouse restaurant at 3590 Second Street South, St. Cloud, Minnesota.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.
          (Continued)

           A   Exhibits -
                                  Description

              10.20  Net  Lease  Agreement
                     dated   November   18,  1997   between   the
                     Partnership,   AEI  Real  Estate   Fund   XV
                     Limited  Partnership, AEI Institutional  Net
                     Lease  Fund  '93  Limited  Partnership   and
                     Timber Lodge Steakhouse, Inc. relating to the property at 3590 Second Street South, St. Cloud, Minnesota.

              10.21  Net  Lease  Agreement
                     dated   December   10,  1997   between   the
                     Partnership, AEI Income & Growth  Fund  XXII
                     Limited   Partnership   and   Ohio    Valley
                     Bistros,  Inc. relating to the  property  at
                     #1507,    Rural   Route   #6,    Greensburg,
                     Pennsylvania.

              10.22  Development  Financing
                     Agreement dated December 23, 1997 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership, AEI Real Estate Fund XV Limited Partnership and Champps Entertainment, Inc. relating to the property at 301 West Big Beaver Road, Troy, Michigan.

              10.23  Net  Lease  Agreement
                     dated   December   23,  1997   between   the
                     Partnership, AEI Net Lease Income  &  Growth
                     Fund   XIX  Limited  Partnership,  AEI  Real
                     Estate  Fund XVIII Limited Partnership,  AEI
                     Real Estate Fund XV Limited Partnership  and
                     Champps Entertainment, Inc. relating to the property at 301 West Big Beaver Road, Troy, Michigan.

              10.24  Development  Financing
                     Agreement  dated  January 15,  1998  between
                     the    Partnership    and    Timber    Lodge
                     Steakhouse,  Inc. relating to the  sale  and
                     leaseback   of  a  Timber  Lodge  Steakhouse
                     restaurant  at 4140 Frontage Road Northwest,
                     Rochester, Minnesota.

              10.25  Net  Lease  Agreement
                     dated   January   15,   1998   between   the
                     Partnership  and  Timber  Lodge  Steakhouse,
                     Inc.   relating  to  the  property  at  4140
                     Frontage    Road    Northwest,    Rochester,
                     Minnesota.

               27    Financial Data Schedule for
                     year ended December 31, 1997.

           B.    Reports  on  Form  8-K and Form 8-K/A -    None.


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


                            AEI REAL ESTATE FUND XVII
                            Limited Partnership
                            By: AEI Fund Management XVII, Inc.
                                Its Managing General Partner


March 23, 1998              By: /s/ Robert P. Johnson
                                    Robert P. Johnson, President and Director
                                    (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Name                                 Title                        Date


/s/ Robert P. Johnson   President (Principal Executive Officer) March 23, 1998
Robert P. Johnson       and Sole Director of Managing General
                        Partner

/s/ Mark E. Larson      Executive Vice President,  Treasurer    March 23, 1998
Mark E. Larson          and Chief Financial Officer
                        (Principal Accounting Officer)