Form 10QSB
period 1998-03-31
AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
filed 1998-05-14
CIK 819577

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 1998

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


                              INDEX




PART I.  Financial Information

 Item 1. Balance Sheet as of March 31, 1998 and December 31, 1997

         Statements for the Periods ended March 31, 1998 and 1997:

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

                          BALANCE SHEET

              MARCH 31, 1998 AND DECEMBER 31, 1997

                           (Unaudited)

                             ASSETS

                                                        1998          1997
CURRENT ASSETS:
  Cash and Cash Equivalents                         $ 3,090,444   $ 2,615,163
  Receivables                                            16,076         1,014
                                                     -----------   -----------
      Total Current Assets                            3,106,520     2,616,177
                                                     -----------   -----------
INVESTMENTS IN REAL ESTATE:
  Land                                                4,637,235     4,416,278
  Buildings and Equipment                             8,457,780     8,975,829
  Construction in Progress                              194,815        46,997
  Property Acquisition Costs                             28,454        52,844
  Accumulated Depreciation                           (2,596,689)   (2,778,790)
                                                     -----------   -----------
                                                     10,721,595    10,713,158
  Real Estate Held for Sale                             199,644       199,644
                                                     -----------   -----------
      Net Investments in Real Estate                 10,921,239    10,912,802
                                                     -----------   -----------
           Total Assets                             $14,027,759   $13,528,979
                                                     ===========   ===========


                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.              $    28,187   $    45,489
  Distributions Payable                                 306,205       168,778
  Unearned Rent                                          62,051             0
                                                     -----------   -----------
      Total Current Liabilities                         396,443       214,267
                                                     -----------   -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                      (65,099)      (68,265)
  Limited Partners, $1,000 Unit value;
   30,000 Units authorized; 23,389 Units issued;
   22,556 Units outstanding                          13,696,415    13,382,977
                                                     -----------   -----------
      Total Partners' Capital                        13,631,316    13,314,712
                                                     -----------   -----------
        Total Liabilities and Partners' Capital     $14,027,759   $13,528,979
                                                     ===========   ===========

 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                        1998          1997

INCOME:
   Rent                                             $   372,487   $   308,113
   Investment Income                                     37,448        60,772
                                                     -----------   -----------
        Total Income                                    409,935       368,885
                                                     -----------   -----------

EXPENSES:
   Partnership Administration - Affiliates               66,321        58,861
   Partnership Administration and Property
      Management - Unrelated Parties                     22,533        27,325
   Depreciation                                          87,056        83,977
                                                     -----------   -----------
        Total Expenses                                  175,910       170,163
                                                     -----------   -----------

OPERATING INCOME                                        234,025       198,722

GAIN ON SALE OF REAL ESTATE                             416,282             0
                                                     -----------   -----------
NET INCOME                                          $   650,307   $   198,722
                                                     ===========   ===========

NET INCOME ALLOCATED:
   General Partners                                 $     6,503   $     1,988
   Limited Partners                                     643,804       196,734
                                                     -----------   -----------
                                                    $   650,307   $   198,722
                                                     ===========   ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
 (22,556 and 22,920 weighted average Units
  outstanding in 1998 and 1997)                     $     28.54   $      8.58
                                                     ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                        1998           1997

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                       $   650,307  $   198,723

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                         87,056       83,976
     Gain on Sale of Real Estate                        (416,282)           0
     Increase in Receivables                             (15,062)        (357)
     Decrease in Payable to
        AEI Fund Management, Inc.                        (17,302)     (66,205)
     Decrease in Security Deposit                              0      (37,307)
     Increase in Unearned Rent                            62,051       53,345
                                                      -----------  -----------
        Total Adjustments                               (299,539)      33,452
                                                      -----------  -----------
        Net Cash Provided By
        Operating Activities                             350,768      232,175
                                                      -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                           (530,207)           0
   Proceeds from Sale of Real Estate                     850,996      315,229
                                                      -----------  -----------
        Net Cash Provided By
        Investing Activities                             320,789      315,229
                                                      -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable          137,427     (125,539)
   Distributions to Partners                            (333,703)    (339,609)
                                                      -----------  -----------
        Net Cash Used For
        Financing Activities                            (196,276)    (465,148)
                                                      -----------  -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                475,281       82,256

CASH AND CASH EQUIVALENTS, beginning of period         2,615,163    4,798,584
                                                      -----------  -----------
CASH AND CASH EQUIVALENTS, end of period             $ 3,090,444  $ 4,880,840
                                                      ===========  ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)



                                                                     Limited
                                                                   Partnership
                              General      Limited                    Units
                              Partners     Partners      Total     Outstanding


BALANCE, December 31, 1996   $ (62,780)  $13,925,996  $13,863,216    22,920.29

  Distributions                 (3,396)     (336,213)    (339,609)

  Net Income                     1,988       196,734      198,722
                              ---------   -----------  -----------  -----------
BALANCE, March 31, 1997      $ (64,188)  $13,786,517  $13,722,329    22,920.29
                              =========   ===========  ===========  ===========


BALANCE, December 31, 1997   $ (68,265)  $13,382,977  $13,314,712    22,555.89

  Distributions                 (3,337)     (330,366)    (333,703)

  Net Income                     6,503       643,804      650,307
                              ---------   -----------  -----------  -----------
BALANCE, March 31, 1998      $ (65,099)  $13,696,415  $13,631,316    22,555.89
                              =========   ===========  ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 1998

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

(2)  Organization -

     AEI Real Estate Fund XVII Limited Partnership (Partnership) was formed to acquire and lease commercial properties to operating tenants. The Partnership's operations are managed by AEI Fund Management XVII, Inc. (AFM), the Managing General Partner of the Partnership. Robert P. Johnson, the President and sole shareholder of AFM, serves as the Individual General Partner of the Partnership. An affiliate of AFM, AEI Fund Management, Inc., (AEI) performs the administrative and operating functions for the Partnership.

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

     On February 20, 1998, the Partnership sold the am/pm Mini Market in Carson City, Nevada to an unrelated third party. The Partnership received net sale proceeds of $850,996, which resulted in a net gain of $416,282. At the time of sale, the cost and related accumulated depreciation was $703,871 and $269,157, respectively.


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     During the first three months of 1998 and 1997, the Partnership distributed $12,622 and $56,910 of the net sale proceeds to the Limited and General Partners which represented a return of capital of $0.55 and $2.46 per Limited Partnership Unit, respectively. In June, 1997, the Managing General Partner filed a proxy statement to propose an Amendment to the Limited Partnership Agreement that would allow the Partnership to reinvest the majority of the sales proceeds in additional properties. The Amendment passed with a majority of Units voting in favor of the Amendment.

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

     On December 23, 1997, the Partnership purchased a 26.05% interest in a parcel of land in Troy, Michigan for $393,620. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $27,553. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Through March 31, 1998, the Partnership had advanced $126,842 for the construction of the property and was charging interest on the advances at a rate of 7%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,172,250. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $123,000. The remaining interests in the property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership.


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     On January 15, 1998, the Partnership purchased a parcel of land in Rochester, Minnesota for $406,778. The land is leased to Timber Lodge Steakhouse, Inc. (TLS) under a Lease Agreement with a primary term of 20 years and annual rental payments of $30,133. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to TLS for the construction of a Timber Lodge Steakhouse restaurant on the site. Through March 31, 1998, the Partnership had advanced $67,973 for the construction of the property and was charging interest on the advances at a rate of 7.5%. The total purchase price, including the cost of the land, will be approximately $1,860,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $196,000.

     During 1997 and the first three months of 1998, the Partnership incurred net costs of $55,986 relating to the review of potential property acquisitions. Of these costs, $27,532 have been capitalized and allocated to land, building and equipment. The remaining costs of $28,454 have been capitalized and will be allocated to property acquisitions in future periods.

(4)  Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the three months ended March 31, 1998 and 1997, the Partnership recognized rental income of $372,487 and $308,113, respectively. During the same periods, the Partnership earned investment income of $37,448 and $60,772, respectively. In 1998, rental income increased as a result of rent received from four property acquisitions in 1997 and 1998, rent received from re-leasing the restaurant in Mesquite, Texas, and rent increases on nine properties. These increases in rental income were partially offset by a decrease in rent due to a property sale in 1998 and a decrease in investment income earned on the net proceeds prior to the purchase of the additional properties.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

       During the three months ended March 31, 1998 and 1997, the Partnership paid Partnership administration expenses to affiliated parties of $66,321 and $58,861, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $22,533 and $27,325, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of March 31, 1998, the Partnership's annualized cash distribution rate was 7.44%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

Liquidity and Capital Resources

        During the three months ended March 31, 1998, the Partnership's cash balances increased $475,281 mainly as a result of the sale of the am/pm Mini Market property discussed below. Net cash provided by operating activities increased from $232,175 in 1997 to $350,768 in 1998 as a result of an increase in income in 1998 and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. For the three months ended March 31, 1998 and 1997, the Partnership generated cash flow from the sale of real estate of $850,996 and $315,229, respectively. During the same periods, the Partnership expended $530,207 and $- 0-, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested the cash generated from the property sales.

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

        On February 20, 1998, the Partnership sold the am/pm Mini Market in Carson City, Nevada to an unrelated third party. The Partnership received net sale proceeds of $850,996, which resulted in a net gain of $416,282. At the time of sale, the cost and related accumulated depreciation was $703,871 and $269,157, respectively.

        During the first three months of 1998 and 1997, the Partnership distributed $12,622 and $56,910 of the net sale proceeds to the Limited and General Partners which represented a return of capital of $0.55 and $2.46 per Limited Partnership Unit, respectively. In June, 1997, the Managing General Partner filed a proxy statement to propose an Amendment to the Limited Partnership Agreement that would allow the Partnership to reinvest the majority of the sales proceeds in additional properties. The Amendment passed with a majority of Units voting in favor of the Amendment.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

        On December 23, 1997, the Partnership purchased a 26.05% interest in a parcel of land in Troy, Michigan for $393,620. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $27,553. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing
Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Through March 31, 1998, the Partnership had advanced $126,842 for the construction of the property and was charging interest on the advances at a rate of 7%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,172,250. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $123,000. The remaining interests in the property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership.

       On January 15, 1998, the Partnership purchased a parcel of land in Rochester, Minnesota for $406,778. The land is leased to Timber Lodge Steakhouse, Inc. (TLS) under a Lease Agreement with a primary term of 20 years and annual rental payments of $30,133. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to TLS for the construction of a Timber Lodge Steakhouse restaurant on the site. Through March 31, 1998, the Partnership had advanced $67,973 for the construction of the property and was charging interest on the advance at a rate of 7.5%. The total purchase price, including the cost of the land, will be approximately $1,860,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $196,000.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners on a quarterly basis. The redemption payments generally are funded with cash that would normally be paid as part of the regular quarterly distributions. As a result, total distributions and distributions payable have fluctuated from year to year due to cash used to fund redemption payments.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

        On April 1, 1998, fourteen Limited Partners redeemed a total of 137.20 Units for $99,154 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of forty-five Limited Partners redeemed 832.9 Partnership Units for $491,344. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a. Exhibits -
                        Description

           10.1  Purchase  Agreement  dated  December
                 17,   1997  between  the  Partnership  and
                 Atlantic  Richfield  Company  relating  to
                 the  property  at  2707  U.S.  Highway  50
                 East, Carson City, Nevada.

            27   Financial Data Schedule  for  period
                 ended March 31, 1998.

        b. Reports filed on Form  8-K  -  None.


                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 12, 1998          AEI Real Estate Fund XVII
                              Limited Partnership
                              By:  AEI Fund Management XVII, Inc.
                              Its: Managing General Partner



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