Form 10QSB
period 1998-06-30
AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
filed 1998-08-10
CIK 819577

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 1998

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

                          (651) 227-7333
                   (Issuer's telephone number)


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


                              INDEX




PART I.  Financial Information

 Item 1.  Balance Sheet as of June 30, 1998 and December 31, 1997

          Statements for the Periods ended June 30, 1998 and 1997:

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


           AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                          BALANCE SHEET

               JUNE 30, 1998 AND DECEMBER 31, 1997

                           (Unaudited)

                             ASSETS

                                                       1998           1997

CURRENT ASSETS:
  Cash and Cash Equivalents                       $ 1,629,693     $ 2,615,163
  Receivables                                          45,224           1,014
                                                   -----------     -----------
      Total current Assets                          1,674,917       2,616,177
                                                   -----------     -----------

INVESTMENTS IN REAL ESTATE:
  Land                                              4,637,235       4,416,278
  Buildings and Equipment                           8,457,780       8,975,829
  Construction in Progress                          1,517,891          46,997
  Property Acquisition Costs                           36,652          52,844
  Accumulated Depreciation                         (2,678,665)     (2,778,790)
                                                   -----------     -----------
                                                   11,970,893      10,713,158
  Real Estate Held for Sale                           199,644         199,644
                                                   -----------     -----------
      Net Investments in Real Estate               12,170,537      10,912,802
                                                   -----------     -----------
           Total  Assets                          $13,845,454     $13,528,979
                                                   ===========     ===========

                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $    20,165     $    45,489
  Distributions Payable                               203,479         168,778
  Unearned Rent                                        63,551               0
                                                   -----------     -----------
      Total Current Liabilities                       287,195         214,267
                                                   -----------     -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                    (65,829)        (68,265)
  Limited Partners, $1,000 Unit value;
   30,000 Units authorized; 23,389 Units issued;
   22,419 and 22,556 Units outstanding in 1998
   and 1997, respectively                          13,624,088      13,382,977
                                                   -----------     -----------
     Total Partners' Capital                       13,558,259      13,314,712
                                                   -----------     -----------
       Total Liabilities and Partners' Capital    $13,845,454     $13,528,979
                                                   ===========     ===========

 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                               Three Months Ended          Six Months Ended
                            6/30/98         6/30/97      6/30/98       6/30/97

INCOME:
 Rent                     $  361,011      $  310,378   $  733,498   $  618,491
 Investment Income            49,703          64,692       87,151      125,464
                           ----------      ----------   ----------   ----------
        Total Income         410,714         375,070      820,649      743,955
                           ----------      ----------   ----------   ----------

EXPENSES:
 Partnership Administration -
  Affiliates                  69,099          76,507      135,420      135,368
 Partnership Administration
  and Property Management -
  Unrelated Parties           11,057          27,751       33,590       55,076
 Depreciation                 81,976          83,778      169,032      167,755
                           ----------      ----------   ----------   ----------
        Total Expenses       162,132         188,036      338,042      358,199
                           ----------      ----------   ----------   ----------

OPERATING INCOME             248,582         187,034      482,607      385,756

GAIN ON SALE OF REAL ESTATE        0               0      416,282            0
                           ----------      ----------   ----------   ----------
NET INCOME                $  248,582      $  187,034   $  898,889   $  385,756
                           ==========      ==========   ==========   ==========

NET INCOME ALLOCATED:
 General Partners         $    2,487      $    1,870   $    8,990   $    3,858
 Limited Partners            246,095         185,164      889,899      381,898
                           ----------      ----------   ----------   ----------
                          $  248,582      $  187,034   $  898,889   $  385,756
                           ==========      ==========   ==========   ==========
NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 (22,419, 22,920, 22,487 and
 22,920 weighted average Units
 outstanding for the periods,
 respectively)            $    10.98      $     8.08   $    39.57   $    16.66
                           ==========      ==========   ==========   ==========



 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                        1998            1997

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                     $   898,889     $   385,756

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                      169,032         167,755
     Gain on Sale of Real Estate                      (416,282)              0
     Increase in Receivables                           (44,210)              0
     Decrease in Payable to
        AEI Fund Management, Inc.                      (25,324)        (74,888)
     Increase in Security Deposit                            0          12,646
     Increase in Unearned Rent                          63,551          54,707
                                                    -----------     -----------
        Total Adjustments                             (253,233)        160,220
                                                    -----------     -----------
        Net Cash Provided By
        Operating Activities                           645,656         545,976
                                                    -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                       (1,861,481)              0
   Proceeds from Sale of Real Estate                   850,996         315,229
                                                    -----------     -----------
        Net Cash Provided By (Used For)
        Investing Activities                        (1,010,485)        315,229
                                                    -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable         34,701        (127,006)
   Distributions to Partners                          (555,186)       (674,493)
   Redemption Payments                                (100,156)              0
                                                    -----------     -----------
        Net Cash Used For
        Financing Activities                          (620,641)       (801,499)
                                                    -----------     -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                               (985,470)         59,706

CASH AND CASH EQUIVALENTS, beginning of period       2,615,163       4,798,584
                                                    -----------     -----------
CASH AND CASH EQUIVALENTS, end of period           $ 1,629,693     $ 4,858,290
                                                    ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)



                                                                      Limited
                                                                   Partnership
                              General      Limited                    Units
                              Partners     Partners      Total     Outstanding


BALANCE, December 31, 1996  $ (62,780)  $13,925,996  $13,863,216     22,920.29

  Distributions                (6,745)     (667,748)    (674,493)

  Net Income                    3,858       381,898      385,756
                             ---------   -----------  ------------  -----------
BALANCE, June 30, 1997      $ (65,667)  $13,640,146  $13,574,479     22,920.29
                             =========   ===========  ============  ===========


BALANCE, December 31, 1997  $ (68,265)  $13,382,977  $13,314,712     22,555.89

  Distributions                (5,552)     (549,634)    (555,186)

  Redemption Payments          (1,002)      (99,154)    (100,156)      (137.20)

  Net Income                    8,990       889,899      898,889
                             ---------   -----------  -----------   -----------
BALANCE, June 30, 1998      $ (65,829)  $13,624,088  $13,558,259     22,418.69
                             =========   ===========  ===========   ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 1998

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


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     During the first six months of 1998 and 1997, the Partnership distributed $12,622 and $120,981 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions, which represented a return of capital of $0.55 and $5.23 per Limited Partnership Unit, respectively. In June, 1997, the Managing General Partner filed a proxy statement to propose an Amendment to the Limited Partnership Agreement that would allow the Partnership to reinvest the majority of the sales proceeds in additional properties. The Amendment passed with a majority of Units voting in favor of the Amendment.

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

     On December 23, 1997, the Partnership purchased a 26.05% interest in a parcel of land in Troy, Michigan for $393,620. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $27,553. Effective June 20, 1998, the annual rent was increased to $41,330. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the
     Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Through June 30, 1998, the Partnership had advanced $454,224 for the construction of the property and was charging interest on the advances at a rate of 7%. Effective June 20, 1998, the interest rate was increased to 10.50%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,172,250. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $123,000. The remaining interests in the property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership.


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     On January 15, 1998, the Partnership purchased a parcel of land in Rochester, Minnesota for $406,778. The land is leased to Timber Lodge Steakhouse, Inc. (TLS) under a Lease Agreement with a primary term of 20 years and annual rental payments of $30,133. Effective May 14, 1998, the annual rent was increased to $42,327. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to TLS for the construction of a Timber Lodge Steakhouse restaurant on the site. Through June 30,
     1998, the Partnership had advanced $1,063,667 for the construction of the property and was charging interest on the advances at a rate of 7.5%. Effective May 14, 1998, the interest rate was increased to 10.535%. The total purchase price, including the cost of the land, will be approximately $1,860,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $196,000.

     During 1997 and the first six months of 1998, the Partnership incurred net costs of $64,184 relating to the review of potential property acquisitions. Of these costs, $27,532 have been capitalized and allocated to land, building and equipment. The remaining costs of $36,652 have been capitalized and will be allocated to property acquisitions in future periods.

(4)  Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the six months ended June 30, 1998 and 1997, the Partnership recognized rental income of $733,498 and $618,491, respectively. During the same periods, the Partnership earned investment income of $87,151 and $125,464, respectively. In 1998, rental income increased as a result of rent received from four property acquisitions in 1997 and 1998, rent received from re-leasing the restaurant in Mesquite, Texas, and rent increases on nine properties. These increases in rental income were partially offset by a decrease in rent due to a property sale in 1998 and a decrease in investment income earned on the net proceeds prior to the purchase of the additional properties.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

        During the six months ended June 30, 1998 and 1997, the Partnership paid Partnership administration expenses to affiliated parties of $135,420 and $135,368, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $33,590 and $55,076, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of June 30, 1998, the Partnership's annualized cash distribution rate was 7.44%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

Liquidity and Capital Resources

         During the six months ended June 30, 1998, the Partnership's cash balances decreased $985,470 mainly as a result of the reinvestment of net sale proceeds in additional properties. Net cash provided by operating activities increased from $545,976 in 1997 to $645,656 in 1998 as a result of an increase in income and a decrease in expenses in 1998.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. For the six months ended June 30, 1998 and 1997, the Partnership generated cash flow from the sale of real estate of $850,996 and $315,229, respectively. During the same periods, the Partnership expended $1,861,481 and $-0-, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested the cash generated from the property sales.

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

        During the first six months of 1998 and 1997, the Partnership distributed $12,622 and $120,981 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions, which represented a return of capital of $0.55 and $5.23 per Limited Partnership Unit, respectively. In June, 1997, the Managing General Partner filed a proxy statement to propose an Amendment to the Limited Partnership Agreement that would allow the Partnership to reinvest the majority of the sales proceeds in additional properties. The Amendment passed with a majority of Units voting in favor of the Amendment.

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

        On December 23, 1997, the Partnership purchased a 26.05% interest in a parcel of land in Troy, Michigan for $393,620. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $27,553. Effective June 20, 1998, the annual rent was increased to $41,330. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Through June 30, 1998, the Partnership had advanced $454,224 for the construction of the property and was charging interest on the advances at a rate of 7%. Effective June 20,
1998,   the   interest  rate  was  increased  to   10.50%.    The
Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,172,250. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $123,000. The remaining interests in the property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership.

       On January 15, 1998, the Partnership purchased a parcel of land in Rochester, Minnesota for $406,778. The land is leased to Timber Lodge Steakhouse, Inc. (TLS) under a Lease Agreement with a primary term of 20 years and annual rental payments of $30,133. Effective May 14, 1998, the annual rent was increased to $42,327. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to TLS for the construction of a Timber Lodge Steakhouse restaurant on the site. Through June 30, 1998, the Partnership had advanced $1,063,667 for the construction of the property and was charging interest on the advances at a rate of 7.5%. Effective May 14, 1998, the interest rate was increased to 10.535%. The total purchase price, including the cost of the land, will be approximately $1,860,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $196,000.

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

        On April 1, 1998, fourteen Limited Partners redeemed a total of 137.20 Units for $99,154 in accordance with the
Partnership Agreement. On July 1, 1998, eighteen Limited Partners redeemed a total of 259.20 Units for $187,324. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of forty-five Limited Partners redeemed 832.9 Partnership Units for $491,344. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

      a. Exhibits -
                          Description

         27    Financial Data Schedule  for  period
               ended June 30, 1998.

      b. Reports filed on Form  8-K  -  None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 3, 1998        AEI Real Estate Fund XVII
                              Limited Partnership
                              By:  AEI Fund Management XVII, Inc.
                              Its: Managing General Partner



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