Form 10QSB
period 1998-09-30
AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
filed 1998-11-10
CIK 819577

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 1998

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


                              INDEX




PART I.  Financial Information

 Item 1. Balance Sheet as of September 30, 1998 and  December 31, 1997

          Statements for the Periods ended September 30, 1998 and 1997:

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

                          BALANCE SHEET

            SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                           (Unaudited)

                             ASSETS

                                                       1998            1997

CURRENT ASSETS:
  Cash and Cash Equivalents                       $   479,820     $ 2,615,163
  Receivables                                           1,867           1,014
                                                   -----------     -----------
      Total current Assets                            481,687       2,616,177
                                                   -----------     -----------

INVESTMENTS IN REAL ESTATE:
  Land                                              4,933,769       4,416,278
  Buildings and Equipment                          10,819,889       8,975,829
  Construction in Progress                             51,963          46,997
  Property Acquisition Costs                            6,375          52,844
  Accumulated Depreciation                         (2,767,779)     (2,778,790)
                                                   -----------     -----------
                                                   13,044,217      10,713,158
  Real Estate Held for Sale                           199,644         199,644
                                                   -----------     -----------
    Net Investments in Real Estate                 13,243,861      10,912,802
                                                   -----------     -----------
        Total Assets                              $13,725,548     $13,528,979
                                                   ===========     ===========

                           LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $    28,001     $    45,489
  Distributions Payable                               204,048         168,778
  Unearned Rent                                        66,255               0
                                                   -----------     -----------
      Total Current Liabilities                       298,304         214,267
                                                   -----------     -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                    (67,140)        (68,265)
  Limited Partners, $1,000 Unit value;
   30,000 Units authorized; 23,389 Units issued;
   22,159 and 22,556 Units outstanding in 1998
   and 1997, respectively                          13,494,384      13,382,977
                                                   -----------     -----------
      Total Partners' Capital                      13,427,244      13,314,712
                                                   -----------     -----------
        Total Liabilities and Partners' Capital   $13,725,548     $13,528,979
                                                   ===========     ===========

 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                               Three Months Ended         Nine Months Ended
                              9/30/98       9/30/97     9/30/98       9/30/97

INCOME:
 Rent                       $ 386,477    $ 335,386   $ 1,119,975   $   953,877
 Investment Income             45,217       64,903       132,368       190,367
                             ---------    ---------   -----------   -----------
        Total Income          431,694      400,289     1,252,343     1,144,244
                             ---------    ---------   -----------   -----------

EXPENSES:
 Partnership Administration -
  Affiliates                   57,164       65,647       192,584       201,015
 Partnership Administration
  and Property Management -
  Unrelated Parties             5,728       19,476        39,318        74,552
 Depreciation                  89,114       83,778       258,146       251,533
                             ---------    ---------   -----------   -----------
        Total Expenses        152,006      168,901       490,048       527,100
                             ---------    ---------   -----------   -----------

OPERATING INCOME              279,688      231,388       762,295       617,144

GAIN ON SALE OF REAL ESTATE         0            0       416,282             0
                             ---------    ---------   -----------   -----------
NET INCOME                  $ 279,688    $ 231,388   $ 1,178,577   $   617,144
                             =========    =========   ===========   ===========

NET INCOME ALLOCATED:
 General Partners           $   2,796    $   2,314   $    11,786   $     6,172
 Limited Partners             276,892      229,074     1,166,791       610,972
                             ---------    ---------   -----------   -----------
                            $ 279,688    $ 231,388   $ 1,178,577   $   617,144
                             =========    =========   ===========   ===========
NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 (22,159, 22,920, 22,377
 and 22,920 weighted average
 Units outstanding for the
 periods, respectively)     $   12.50    $   10.00   $     52.14   $     26.66
                             =========    =========   ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                       1998            1997

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                     $ 1,178,577    $   617,144

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                      258,146        251,533
     Gain on Sale of Real Estate                      (416,282)             0
     Increase in Receivables                              (853)             0
     Decrease in Payable to
        AEI Fund Management, Inc.                      (17,488)       (73,716)
     Increase in Security Deposit                            0         12,646
     Increase in Unearned Rent                          66,255         62,787
                                                    -----------    -----------
        Total Adjustments                             (110,222)       253,250
                                                    -----------    -----------
        Net Cash Provided By
        Operating Activities                         1,068,355        870,394
                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                       (3,023,919)             0
   Proceeds from Sale of Real Estate                   850,996        315,229
                                                    -----------    -----------
        Net Cash Provided By (Used For)
         Investing Activities                       (2,172,923)       315,229
                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable         35,270       (127,705)
   Distributions to Partners                          (776,673)    (1,008,372)
   Redemption Payments                                (289,372)             0
                                                    -----------    -----------
        Net Cash Used For
         Financing Activities                       (1,030,775)    (1,136,077)
                                                    -----------    -----------
NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS                           (2,135,343)        49,546

CASH AND CASH EQUIVALENTS, beginning of period       2,615,163      4,798,584
                                                    -----------    -----------
CASH AND CASH EQUIVALENTS, end of period           $   479,820    $ 4,848,130
                                                    ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)



                                                                      Limited
                                                                   Partnership
                              General      Limited                     Units
                              Partners     Partners      Total     Outstanding


BALANCE, December 31, 1996   $ (62,780)  $13,925,996  $13,863,216    22,920.29

  Distributions                (10,084)     (998,288)  (1,008,372)

  Net Income                     6,172       610,972      617,144
                              ---------   -----------  -----------  -----------
BALANCE, September 30, 1997  $ (66,692)  $13,538,680  $13,471,988    22,920.29
                              =========   ===========  ===========  ===========


BALANCE, December 31, 1997   $ (68,265)  $13,382,977  $13,314,712    22,555.89

  Distributions                 (7,767)     (768,906)    (776,673)

  Redemption Payments           (2,894)     (286,478)    (289,372)     (396.40)

  Net Income                    11,786     1,166,791    1,178,577
                              ---------   -----------  -----------  -----------
BALANCE, September 30, 1998  $ (67,140)  $13,494,384  $13,427,244    22,159.49
                              =========   ===========  ===========  ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1998

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


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     During the first nine months of 1998 and 1997, the Partnership distributed $45,603 and $139,694 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions, which represented a return of capital of $2.02 and $6.04 per Limited Partnership Unit, respectively. In June, 1997, the Managing General Partner filed a proxy statement to propose an Amendment to the Limited Partnership Agreement that would allow the Partnership to reinvest the majority of the sales proceeds in additional properties. The Amendment passed with a majority of Units voting in favor of the Amendment.

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

     On December 23, 1997, the Partnership purchased a 26.05% interest in a parcel of land in Troy, Michigan for $393,620. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $27,553. Effective June 20, 1998, the annual rent was increased to $41,330. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to Champps for the construction of a Champps Americana restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 7.0%. Effective June 20, 1998, the interest rate was increased to 10.50%. On September 3, 1998, after the development was completed, the Lease Agreement was amended to require annual rental payments of $133,356. The Partnership's share of the total acquisition costs, including the cost of the land, was $1,289,135. The remaining interests in the property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership.


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     On January 15, 1998, the Partnership purchased a parcel of land in Rochester, Minnesota for $406,778. The land is leased to Timber Lodge Steakhouse, Inc. (TLS) under a Lease Agreement with a primary term of 20 years and annual rental payments of $30,133. Effective May 14, 1998, the annual rent was increased to $42,327. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to TLS for the construction of a Timber Lodge Steakhouse restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 7.5%. Effective May 14, 1998, the interest rate was increased to 10.535%. On September 3, 1998, after the development was completed, the Lease Agreement was amended to require annual rental payments of $198,364. Total acquisition costs, including the cost of the land, were $1,910,768.

     On August 28, 1998, the Partnership purchased a 14% interest in a parcel of land in Centerville, Ohio for $259,138. The land is leased to Americana Dining Corporation (ADC) under a Lease Agreement with a primary term of 20 years and annual rental payments of $18,140. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to ADC for the construction of a Champps Americana restaurant on the site. Through September 30, 1998, the Partnership had advanced $51,963 for the construction of the property and was charging interest on the advances at a rate of 7%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $592,900. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $61,000. The Partnership has incurred net costs of $6,375 related to the acquisition of the property. The costs have been capitalized and will be allocated to land, building and equipment. The remaining interests in the property are owned by AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership.

(4)  Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

       For the nine months ended September 30, 1998 and 1997, the Partnership recognized rental income of $1,119,975 and $953,877, respectively. During the same periods, the Partnership earned investment income of $132,368 and $190,367, respectively. In 1998, rental income increased as a result of rent received from five property acquisitions in 1997 and 1998, rent received from re-leasing the restaurant in Mesquite, Texas, and rent increases on nine properties. These increases in rental income were partially offset by a decrease in rent due to a property sale in 1998 and a decrease in investment income earned on the net proceeds prior to the purchase of the additional properties.

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

        During the nine months ended September 30, 1998 and 1997, the Partnership paid Partnership administration expenses to affiliated parties of $192,584 and $201,015, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $39,318 and $74,552, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of September 30, 1998, the Partnership's annualized cash distribution rate was 7.5%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

Liquidity and Capital Resources

        During the nine months ended September 30, 1998, the Partnership's cash balances decreased $2,135,343 mainly as a result of the reinvestment of net sale proceeds in additional properties. Net cash provided by operating activities increased from $870,394 in 1997 to $1,068,355 in 1998 mainly as a result of an increase in income and a decrease in expenses in 1998.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. For the nine months ended SeptemberE30, 1998 and 1997, the Partnership generated cash flow from the sale of real estate of $850,996 and $315,229, respectively. During the same periods, the Partnership expended $3,023,919 and $0 respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested the cash generated from the property sales.

         In January, 1996, the Cheddar's restaurant in Indianapolis, Indiana was destroyed by a fire. The Partnership reached an agreement with the tenant and insurance company which called for termination of the Lease, demolition of the building and payment to the Partnership of $407,282 for the building and equipment and $49,688 for lost rent. The property will not be rebuilt and the Partnership listed the land for sale. The Partnership recognized net disposition proceeds of $406,892 which resulted in a net gain of $78,290. At the time of disposition, the cost and related accumulated depreciation was $512,433 and $183,831, respectively. As of DecemberE31, 1997, based on an analysis of market conditions in the area, it was determined the fair value of the Partnership's interest in the land was approximately $200,000. In the fourth quarter of 1997, a charge to operations for real estate impairment of $62,000 was recognized, which is the difference between the book value at December 31, 1997 of $261,644 and the estimated fair value of $200,000.

        On February 20, 1998, the Partnership sold the am/pm Mini Market in Carson City, Nevada to an unrelated third party. The Partnership received net sale proceeds of $850,996, which resulted in a net gain of $416,282. At the time of sale, the cost and related accumulated depreciation was $703,871 and $269,157, respectively.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        During the first nine months of 1998 and 1997, the Partnership distributed $45,603 and $139,694 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions, which represented a return of capital of $2.02 and $6.04 per Limited Partnership Unit, respectively. In June, 1997, the Managing General Partner filed a proxy statement to propose an Amendment to the Limited Partnership Agreement that would allow the Partnership to reinvest the majority of the sales proceeds in additional properties. The Amendment passed with a majority of Units voting in favor of the Amendment.

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

        On December 23, 1997, the Partnership purchased a 26.05% interest in a parcel of land in Troy, Michigan for $393,620. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $27,553. Effective June 20, 1998, the annual rent was increased to $41,330. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to Champps for the construction of a Champps Americana restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 7.0%. Effective June 20, 1998, the interest rate was increased to 10.50%. On September 3, 1998, after the development was completed, the Lease Agreement was amended to require annual rental payments of $133,356. The Partnership's share of the total acquisition costs, including the cost of the land, was $1,289,135. The remaining interests in the property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

       On January 15, 1998, the Partnership purchased a parcel of land in Rochester, Minnesota for $406,778. The land is leased to Timber Lodge Steakhouse, Inc. (TLS) under a Lease Agreement with a primary term of 20 years and annual rental payments of $30,133. Effective May 14, 1998, the annual rent was increased to $42,327. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to TLS for the construction of a Timber Lodge Steakhouse restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 7.5%. Effective May 14, 1998, the interest rate was increased to 10.535%. On September 3, 1998, after the development was completed, the Lease Agreement was amended to require annual rental payments of $198,364. Total acquisition costs, including the cost of the land, were $1,910,768.

        On August 28, 1998, the Partnership purchased a 14% interest in a parcel of land in Centerville, Ohio for $259,138. The land is leased to Americana Dining Corporation (ADC) under a Lease Agreement with a primary term of 20 years and annual rental payments of $18,140. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to ADC for the construction of a Champps Americana restaurant on the site. Through September 30, 1998, the Partnership had advanced $51,963 for the construction of the property and was charging interest on the advances at a rate of 7%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $592,900. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $61,000. The Partnership has incurred net costs of $6,375 related to the acquisition of the property. The costs have been capitalized and will be allocated to land, building and equipment. The remaining interests in the property are owned by AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        On April 1, 1998, fourteen Limited Partners redeemed a total of 137.20 Units for $99,154 in accordance with the
Partnership Agreement. On July 1, 1998, eighteen Limited Partners redeemed a total of 259.20 Units for $187,324. On October 1, 1998, nineteen Limited Partners redeemed a total of
211.60 Units for $158,702. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of forty-five Limited Partners redeemed 832.9 Partnership Units for $491,344. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                              Description

          10.1  Assignment   of   the   Development
                Financing   Agreement   and   Net    Lease
                Agreement  dated August 27,  1998  between
                the  Partnership,  AEI  Real  Estate  Fund
                XVIII  Limited Partnership, AEI  Income  &
                Growth  Fund XXI Limited Partnership,  AEI
                Income   &   Growth  Fund   XXII   Limited
                Partnership,    and    Americana    Dining
                Corporation  relating to the  property  at
                7880     Washington     Village     Drive,
                Centerville, Ohio.

          10.2  Development   Financing   Agreement
                dated  June 29, 1998 between AEI Income  &
                Growth  Fund XXII Limited Partnership  and
                Americana Dining Corporation relating to the property at 7880 Washington Village
                Drive, Centerville, Ohio.

          10.3  Net  Lease Agreement dated June  29,
                1998  between  AEI Income  &  Growth  Fund
                XXII  Limited  Partnership  and  Americana
                Dining   Corporation   relating   to   the
                property   at   7880  Washington   Village
                Drive, Centerville, Ohio.

          27    Financial Data Schedule  for  period
                ended September 30, 1998.

        b.  Reports   filed  on   Form   8-K   -
            During  the quarter ended September
            30, 1998, the Partnership filed  an
            8-K,   dated  September  15,  1998,
            reporting  the  acquisition  of   a
            Timber  Lodge Steakhouse restaurant
            in   Rochester,  Minnesota  and   a
            Champps  Americana  restaurant   in
            Troy, Michigan.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 9, 1998      AEI Real Estate Fund XVII
                              Limited Partnership
                              By:  AEI Fund Management XVII, Inc.
                              Its: Managing General Partner



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