Form 10KSB
period 1998-12-31
AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
filed 1999-03-30
CIK 819577

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             Of The Securities Exchange Act Of 1934

          For the Fiscal Year Ended:  December 31, 1998

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

                     Yes  [X]         No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for year ended December 31, 1998 were $1,692,635.

As of February 28, 1999, there were 21,942.89 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $21,942,890.

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

Leases

       Although there are variations in the specific terms of the leases, the following is a summary of the general terms of the Partnership's leases. The properties are leased to various tenants under triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses for the property. The initial lease terms are for 10 to 20 years. The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions.

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

        Most of the leases provide the lessee with two to four five-year renewal options subject to the same terms and conditions as the initial lease. Certain lessees have been granted options to purchase the property. Depending on the lease, the purchase price is either determined by a formula, or is the greater of the fair market value of the property or the amount determined by a formula. In all cases, if the option were to be exercised by the lessee, the purchase price would be greater than the original cost of the property.

        The Partnership owns a 65% interest in a restaurant in Mesquite, Texas. In December, 1995, the Partnership took possession of the property after the lessee was unable to perform under the terms of the Lease. In July, 1996, the Partnership entered into an agreement to sell the property to an unrelated third party. In September, 1996, the Agreement was terminated by the purchaser. The property was listed for sale or lease until March, 1997 when it was re-leased to Texas Sports City Cafe, Ltd. under a triple net lease agreement with a primary term of 12 years which may be renewed for up to two consecutive five-year periods. The Partnership's share of the annual base rent is $32,500 for the first lease year and $58,500 for the second lease year, with rent increases in each subsequent lease year of either three percent of the prior year's rent or three percent of gross receipts in years two and three and six percent of gross receipts thereafter, to the extent they exceed the base rent. While the property was being re-leased, the Partnership was responsible for the real estate taxes and other costs required to maintain the property.

         In January, 1996, the Cheddar's restaurant in Indianapolis, Indiana was destroyed by a fire. The Partnership reached an agreement with the tenant and insurance company which called for termination of the Lease, demolition of the building and payment to the Partnership of $407,282 for the building and equipment and $49,688 for lost rent. The property will not be rebuilt and the Partnership listed the land for sale. The Partnership recognized net disposition proceeds of $406,892 which resulted in a net gain of $78,290. At the time of disposition, the cost and related accumulated depreciation was $512,433 and $183,831, respectively. As of December 31, 1997, based on an analysis of market conditions in the area, it was determined the fair value of the Partnership's interest in the land was approximately $200,000. In the fourth quarter of 1997, a charge to operations for real estate impairment of $62,000 was recognized, which is the difference between the book value at
December 31, 1997 of $261,644 and the estimated fair value of $200,000. In December, 1998, the Partnership re-analyzed the market conditions in the area and determined the fair value of the Partnership's interest in the land declined to approximately $175,000. In the fourth quarter of 1998, a charge to operations for real estate impairment of $25,000 was recognized, which is the difference between the book value at December 31, 1998 of $200,000 and the estimated fair value of $175,000.

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

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

       On January 15, 1998, the Partnership purchased a parcel of land in Rochester, Minnesota for $406,778. The land is leased to Timber Lodge Steakhouse, Inc. (TLS) under a Lease Agreement with a primary term of 20 years and annual rental payments of $30,133. Effective May 14, 1998, the annual rent was increased to $42,327. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to TLS for the construction of a Timber Lodge Steakhouse restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 7.5%. Effective May 14, 1998, the interest rate was increased to 10.535%. On September 3, 1998, after the development was completed, the Lease Agreement was amended to require annual rental payments of $198,363. Total acquisition costs, including the cost of the land, were $1,910,768.

        On August 28, 1998, the Partnership purchased a 14% interest in a parcel of land in Centerville, Ohio for $259,139. The land is leased to Americana Dining Corporation (ADC) under a Lease Agreement with a primary term of 20 years and annual rental payments of $18,140. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to ADC for the construction of a Champps Americana restaurant on the site. Through December 31, 1998, the Partnership had advanced $161,848 for the construction of the property and was charging interest on the advances at a rate of 7%. Effective December 25, 1998, the interest rate was increased to 10.5%. On January 27, 1999, after the development was completed, the Lease Agreement was amended to require annual rental payments of approximately $56,764. The Partnership's share of the total purchase price, including the cost of the land, was approximately $550,000. The Partnership has incurred net costs of $6,433 related to the acquisition of the property. The costs have been capitalized and will be allocated to land, building and equipment.

Major Tenants

        During 1998, three of the Partnership's lessees each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 59% of the Partnership's total rental revenue in 1998. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of the Partnership's total rental revenue in 1999 and future years. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

Year 2000 Compliance

       The Year 2000 issue is the result of computer systems that use two digits rather than four to define the applicable year, which may prevent such systems from accurately processing dates ending in the Year 2000 and beyond. This could result in computer system failures or disruption of operations, including, but not limited to, an inability to process transactions, to send or receive electronic data, or to engage in routine business activities.

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

        AEI Fund Management, Inc. (AEI) performs all management services for the Partnership. In 1998, AEI completed an assessment of its computer hardware and software systems and has replaced or upgraded certain computer hardware and software using the assistance of outside vendors. AEI has received written assurance from the equipment and software manufacturers as to Year 2000 compliance. The costs associated with Year 2000 compliance have not been, and are not expected to be, material.

        The Partnership intends to monitor and communicate with tenants regarding Year 2000 compliance, although there can be no assurance that the systems of the various tenants will be Year
2000 compliant.

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

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 1998.


                                Total Property
                       Purchase  Acquisition                 Annual Lease   Annual Rent
Property                 Date      Costs         Lessee          Payment    Per Sq. Ft.

Sports City Cafe                                 Texas
 Mesquite, TX                                  Sports City
 (65%)                  2/12/88   $  956,343   Cafe, Ltd.       $   58,500   $ 12.73

Cheddar's Restaurant
 Indianapolis, IN
 (50%)                  2/16/88   $  261,644       (1)

Jiffy Lube Auto Care Center
 Dallas, TX                                     Lone Star
 (75%)                   3/1/88   $  454,624  Lubrication, Inc. $   65,466   $ 32.70

Taco Cabana Restaurant                         Texas Taco
 San Marcos, TX        11/15/88   $1,013,505   Cabana, L.P.     $  165,460   $ 44.49

                                               Huntington
Denny's Restaurant                             Restaurants
 Casa Grande, AZ         3/1/89   $  721,420   Group, Inc.      $  108,950   $ 28.83

Children's World                                ARAMARK
Daycare Center                                 Educational
 St. Louis, MO          9/29/89   $  950,627  Resources, Inc.   $  118,549   $ 16.21

Children's World                                ARAMARK
Daycare Center                                 Educational
 Merrimack, NH          9/29/89   $1,159,242  Resources, Inc.   $  145,137   $ 23.08

Children's World                                ARAMARK
Daycare Center                                 Educational
 Chino, CA              9/29/89   $1,305,518  Resources, Inc.   $  163,527   $ 22.97

Children's World                                ARAMARK
Daycare Center                                 Educational
 Palatine, IL           9/29/89   $  801,098  Resources, Inc.   $   99,683   $ 16.14

Bennigan's Restaurant                              FFT
 Cincinnati, OH          3/7/90   $1,898,768  Cincinnati, Ltd.  $   78,030   $ 11.35

                                                 Heartland
Cheddar's Restaurant                             Restaurant
 Davenport, IA          11/4/91   $1,530,934    Corporation     $  244,227   $ 33.00

Timber Lodge
 Steakhouse Restaurant
 St. Cloud, MN                                  Timber Lodge
 (30.794%)             11/18/97   $  493,492  Steakhouse, Inc.  $   51,537   $ 23.97

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)


                                Total Property
                       Purchase  Acquisition                 Annual Lease   Annual Rent
Property                 Date      Costs         Lessee          Payment    Per Sq. Ft.

TGI Friday's Restaurant
 Greensburg, PA                                 Ohio Valley
 (60%)                 12/10/97   $1,009,045    Bistros, Inc.   $  101,475   $ 37.50

Champps
 Americana Restaurant                              Champps
 Troy, MI                                       Entertainment,
 (26.05%)                9/3/98   $1,289,135         Inc.       $  133,356   $ 46.17

Timber Lodge
 Steakhouse Restaurant                           Timber Lodge
 Rochester, MN           9/3/98   $1,910,768   Steakhouse, Inc. $  198,363   $ 28.41

Champps
 Americana Restaurant
 Centerville, OH
 (land only) (2)                                  Americana
 (14%)                  8/28/98   $  259,139     Dining Corp.   $   18,140   $ 13.83

(1) The property was destroyed by fire and the land is listed for sale.
(2) The restaurant was under construction as of December 31, 1998.

        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership and/or unrelated third parties. The remaining interest in the Jiffy Lube, the Sports City Cafe and the Cheddar's restaurant is owned by AEI Real Estate Fund XVI Limited Partnership. The remaining interests in the Timber Lodge Steakhouse restaurant in St. Cloud, Minnesota are owned by AEI Real Estate Fund XV Limited
Partnership, AEI Institutional Net Lease Fund '93 Limited Partnership and an unrelated third party. The remaining interest in the TGI Friday's restaurant is owned by AEI Income & Growth Fund XXII Limited Partnership. The remaining interests in the
Champps Americana restaurant in Troy, Michigan are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership. The remaining interests in the Champps Americana restaurant in Centerville, Ohio are owned by AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership and AEI Income & Growth Fund XXII Limited Partnership.

        The Partnership accounts for properties owned as tenants-in-common with affiliated Partnerships and/or unrelated third parties using the proportionate consolidation method. Each tenant-in-common owns a separate, undivided interest in the properties. Any tenant-in-common that holds more than a 50% interest does not control decisions over the other tenant-in-common interests. The financial statements reflect only this Partnership's percentage share of the properties' land, building and equipment, liabilities, revenues and expenses.

        The initial Lease terms are for 20 years except for the Taco Cabana and TGI Friday's restaurants and the Children's World daycare centers, which have Lease terms of 15 years, the Sports City Cafe, which has a Lease term of 12 years and the Bennigan's restaurant, which has a Lease term of 10 years. Most of the Leases have renewal options which may extend the Lease term an additional 10 to 20 years.

ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

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

        During the last five years or since the date of purchase, if purchased after December 31, 1993, all properties were 100 percent occupied by the lessees noted except for the properties discussed below. The BenniganOs restaurant was 100 percent occupied by a prior lessee until January, 1994. The property was re-leased to the current lessee in September 1995. The Sports City Cafe was 100 percent occupied by a prior lessee until December, 1995. The property was re-leased to the current lessee on March 15, 1997. The CheddarOs property was 100 percent occupied until January, 1996.

ITEM 3. LEGAL PROCEEDINGS.

       None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
        RELATED SECURITY HOLDER MATTERS.

        As of December 31, 1998, there were 1,986 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may purchase Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

        During 1998, fifty-one Limited Partners redeemed a total of 608 Partnership Units for $445,180 in accordance with the Partnership Agreement. In prior years, a total of forty-five Limited Partners redeemed 832.9 Partnership Units for $491,343. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
        RELATED SECURITY HOLDER MATTERS. (Continued)

       Cash distributions of $14,478 and $13,403 were made to the General Partners and $988,173 and $1,173,413 were made to the Limited Partners in 1998 and 1997, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed $62,752 and $147,219 of proceeds from property sales in 1998 and 1997, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

        For the years ended December 31, 1998 and 1997 the Partnership recognized rental income of $1,555,446 and
$1,296,002, respectively. During the same periods, the Partnership earned investment income of $137,189 and $245,599, respectively. In 1998, rental income increased as a result of rent received from five property acquisitions in 1997 and 1998, rent received from re-leasing the restaurant in Mesquite, Texas, and rent increases on nine properties. These increases in rental income were partially offset by a decrease in rent due to a property sale in 1998 and a decrease in investment income earned on the net proceeds prior to the purchase of the additional properties.

        The Partnership owns a 65% interest in a restaurant in Mesquite, Texas. In December, 1995, the Partnership took possession of the property after the lessee was unable to perform under the terms of the Lease. In July, 1996, the Partnership entered into an agreement to sell the property to an unrelated third party. In September, 1996, the Agreement was terminated by the purchaser. The property was listed for sale or lease until March, 1997 when it was re-leased to Texas Sports City Cafe, Ltd. under a triple net lease agreement with a primary term of 12 years which may be renewed for up to two consecutive five-year periods. The Partnership's share of the annual base rent is $32,500 for the first lease year and $58,500 for the second lease year, with rent increases in each subsequent lease year of either three percent of the prior year's rent or three percent of gross receipts in years two and three and six percent of gross receipts thereafter, to the extent they exceed the base rent. While the property was being re-leased, the Partnership was responsible for the real estate taxes and other costs required to maintain the property.

        During the years ended December 31, 1998 and 1997, the Partnership paid Partnership administration expenses to affiliated parties of $262,114 and $261,987, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $46,076 and $88,002, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

       As of December 31, 1998, the Partnership's annualized cash distribution rate was 7.5%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

       The Year 2000 issue is the result of computer systems that use two digits rather than four to define the applicable year, which may prevent such systems from accurately processing dates ending in the Year 2000 and beyond. This could result in computer system failures or disruption of operations, including, but not limited to, an inability to process transactions, to send or receive electronic data, or to engage in routine business activities.

        AEI Fund Management, Inc. (AEI) performs all management services for the Partnership. In 1998, AEI completed an assessment of its computer hardware and software systems and has replaced or upgraded certain computer hardware and software using the assistance of outside vendors. AEI has received written assurance from the equipment and software manufacturers as to Year 2000 compliance. The costs associated with Year 2000 compliance have not been, and are not expected to be, material.

        The Partnership intends to monitor and communicate with tenants regarding Year 2000 compliance, although there can be no assurance that the systems of the various tenants will be Year
2000 compliant.

Liquidity and Capital Resources

        During 1998, the Partnership's cash balance decreased $2,334,538 mainly as a result of the reinvestment of net sale proceeds in additional properties. Net cash provided by operating activities increased from $1,102,237 in 1997 to $1,360,480 in 1998 mainly as a result of an increase in income and a decrease in expenses in 1998.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. In 1998 and 1997, the Partnership generated cash flow from the sale of real estate of $850,996 and $315,229, respectively. During the same periods, the Partnership expended $3,133,862 and $1,995,998, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested the cash generated from property sales.

         In January, 1996, the Cheddar's restaurant in Indianapolis, Indiana was destroyed by a fire. The Partnership reached an agreement with the tenant and insurance company which called for termination of the Lease, demolition of the building and payment to the Partnership of $407,282 for the building and equipment and $49,688 for lost rent. The property will not be rebuilt and the Partnership listed the land for sale. As of December 31, 1997, based on an analysis of market conditions in the area, it was determined the fair value of the Partnership's interest in the land was approximately $200,000. In the fourth quarter of 1997, a charge to operations for real estate impairment of $62,000 was recognized, which is the difference between the book value at December 31, 1997 of $261,644 and the estimated fair value of $200,000. In December, 1998, the Partnership re-analyzed the market conditions in the area and determined the fair value of the Partnership's interest in the land declined to approximately $175,000. In the fourth quarter of 1998, a charge to operations for real estate impairment of $25,000 was recognized, which is the difference between the book value at December 31, 1998 of $200,000 and the estimated fair value of $175,000.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On February 20, 1998, the Partnership sold the am/pm Mini Market in Carson City, Nevada to an unrelated third party. The Partnership received net sale proceeds of $850,996, which resulted in a net gain of $416,282. At the time of sale, the cost and related accumulated depreciation was $703,871 and $269,157, respectively.

        During 1998 and 1997, the Partnership distributed $63,386 and $148,706 of the net sale proceeds to the Limited and General Partners which represented a return of capital of $2.82 and $6.44 per Limited Partnership Unit, respectively. In June, 1997, the Managing General Partner filed a proxy statement to propose an Amendment to the Limited Partnership Agreement that would allow the Partnership to reinvest the majority of the sales proceeds in additional properties. The Amendment passed with a majority of Units voting in favor of the Amendment.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       On January 15, 1998, the Partnership purchased a parcel of land in Rochester, Minnesota for $406,778. The land is leased to Timber Lodge Steakhouse, Inc. (TLS) under a Lease Agreement with a primary term of 20 years and annual rental payments of $30,133. Effective May 14, 1998, the annual rent was increased to $42,327. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to TLS for the construction of a Timber Lodge Steakhouse restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 7.5%. Effective May 14, 1998, the interest rate was increased to 10.535%. On September 3, 1998, after the development was completed, the Lease Agreement was amended to require annual rental payments of $198,363. Total acquisition costs, including the cost of the land, were $1,910,768.

        On August 28, 1998, the Partnership purchased a 14% interest in a parcel of land in Centerville, Ohio for $259,139. The land is leased to Americana Dining Corporation (ADC) under a Lease Agreement with a primary term of 20 years and annual rental payments of $18,140. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to ADC for the construction of a Champps Americana restaurant on the site. Through December 31, 1998, the Partnership had advanced $161,848 for the construction of the property and was charging interest on the advances at a rate of 7%. Effective December 25, 1998, the interest rate was increased to 10.5%. On January 27, 1999, after the development was completed, the Lease Agreement was amended to require annual rental payments of approximately $56,764. The Partnership's share of the total purchase price, including the cost of the land, was approximately $550,000. The Partnership has incurred net costs of $6,433 related to the acquisition of the property. The costs have been capitalized and will be allocated to land, building and equipment.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Beginning in 1998, redemption payments were paid to redeeming Partners on a quarterly basis. The redemption payments generally are funded with cash that would normally be paid as part of the regular quarterly distributions. As a result, total distributions and distributions payable have fluctuated from year to year due to cash used to fund redemption payments.

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

        During 1998, fifty-one Limited Partners redeemed a total of 608 Partnership Units for $445,180 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of forty-five Limited Partners redeemed 832.9 Partnership Units for $491,343. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS





Report of Independent Auditors

Balance Sheet as of December 31, 1998 and 1997

Statements for the Years Ended December 31, 1998 and 1997:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements




                 REPORT OF INDEPENDENT AUDITORS




To the Partners:
AEI Real Estate Fund XVII Limited Partnership
St. Paul, Minnesota



      We have audited the accompanying balance sheet of AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP (a Minnesota limited partnership) as of December 31, 1998 and 1997 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Real Estate Fund XVII Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




                              /s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
Minneapolis,  Minnesota           Boulay, Heutmaker, Zibell & Co. P.L.L.P.
January 27, 1999                  Certified Public Accountants

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                                     1998           1997

CURRENT ASSETS:
  Cash and Cash Equivalents                     $   280,625    $ 2,615,163
  Receivables                                         8,989          1,014
                                                 -----------    -----------
      Total Current Assets                          289,614      2,616,177
                                                 -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                            4,933,769      4,416,278
  Buildings and Equipment                        10,819,889      8,975,829
  Construction in Progress                          161,848         46,997
  Property Acquisition Costs                          6,433         52,844
  Accumulated Depreciation                       (2,870,126)    (2,778,790)
                                                 -----------    -----------
                                                 13,051,813     10,713,158
  Real Estate Held for Sale                         174,644        199,644
                                                 -----------    -----------
      Net Investments in Real Estate             13,226,457     10,912,802
                                                 -----------    -----------
           Total  Assets                        $13,516,071    $13,528,979
                                                 ===========    ===========


                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    29,499    $    45,489
  Distributions Payable                             204,457        168,778
                                                 -----------    -----------
      Total Current Liabilities                     233,956        214,267
                                                 -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                  (68,591)       (68,265)
  Limited Partners, $1,000 Unit value;
     30,000 Units authorized; 23,389 Units issued;
     21,948 and 22,556 outstanding in
     1998 and 1997, respectively                 13,350,706     13,382,977
                                                 -----------    -----------
      Total Partners' Capital                    13,282,115     13,314,712
                                                 -----------    -----------
        Total Liabilities and Partners' Capital $13,516,071    $13,528,979
                                                 ===========    ===========


 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31


                                                     1998             1997

INCOME:
  Rent                                          $ 1,555,446       $ 1,296,002
  Investment Income                                 137,189           245,599
                                                 -----------       -----------
      Total Income                                1,692,635         1,541,601
                                                 -----------       -----------

EXPENSES:
  Partnership Administration - Affiliates           262,114           261,987
  Partnership Administration and Property
     Management - Unrelated Parties                  46,076            88,002
  Depreciation                                      360,493           337,798
  Real Estate Impairment                             25,000            62,000
                                                 -----------       -----------
      Total Expenses                                693,683           749,787
                                                 -----------       -----------

OPERATING INCOME                                    998,952           791,814

GAIN ON SALE OF REAL ESTATE                         416,282                 0
                                                 -----------       -----------
NET INCOME                                      $ 1,415,234       $   791,814
                                                 ===========       ===========

NET INCOME ALLOCATED:
  General Partners                              $    14,152       $     7,918
  Limited Partners                                1,401,082           783,896
                                                 -----------       -----------
                                                $ 1,415,234       $   791,814
                                                 ===========       ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
(22,269 and 22,828 weighted average Units outstanding
  in 1998 and 1997, respectively)               $     62.92       $     34.34
                                                 ===========       ===========

 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31


                                                      1998           1997

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                       $ 1,415,234    $   791,814

 Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                                     360,493        337,798
     Real Estate Impairment                            25,000         62,000
     Gain on Sale of Real Estate                     (416,282)             0
     Increase in Receivables                           (7,975)        (1,014)
     Decrease in Payable to
        AEI Fund Management, Inc.                     (15,990)       (51,054)
     Decrease in Security Deposit                           0        (37,307)
                                                   -----------    -----------
       Total Adjustments                              (54,754)       310,423
                                                   -----------    -----------
       Net Cash Provided By
          Operating Activities                      1,360,480      1,102,237
                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                       (3,133,862)    (1,995,998)
  Proceeds from Sale of Real Estate                   850,996        315,229
                                                   -----------    -----------
       Net Cash Used For
           Investing Activities                    (2,282,866)    (1,680,769)
                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (Decrease) in Distributions Payable         35,679       (264,571)
  Distributions to Partners                          (998,154)    (1,185,266)
  Redemption Payments                                (449,677)      (155,052)
                                                   -----------    -----------
       Net Cash Used For
           Financing Activities                    (1,412,152)    (1,604,889)
                                                   -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS          (2,334,538)    (2,183,421)

CASH AND CASH EQUIVALENTS, beginning of period      2,615,163      4,798,584
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS, end of period          $   280,625    $ 2,615,163
                                                   ===========    ===========


 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                                     Limited
                                                                   Partnership
                              General      Limited                    Units
                              Partners     Partners     Total      Outstanding


BALANCE, December 31, 1996  $ (62,780)   $13,925,996   $13,863,216   22,920.29

  Distributions               (11,853)    (1,173,413)   (1,185,266)

  Redemption Payments          (1,550)      (153,502)     (155,052)    (364.40)

  Net Income                    7,918        783,896       791,814
                             ---------    -----------   -----------  ----------
BALANCE, December 31, 1997    (68,265)    13,382,977    13,314,712   22,555.89

  Distributions                (9,981)      (988,173)     (998,154)

  Redemption Payments          (4,497)      (445,180)     (449,677)    (608.00)

  Net Income                   14,152      1,401,082     1,415,234
                             ---------    -----------   -----------  ----------
BALANCE, December 31, 1998  $ (68,591)   $13,350,706   $13,282,115   21,947.89
                             =========    ===========   ===========  ==========


 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

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

                   DECEMBER 31, 1998 AND 1997

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

                   DECEMBER 31, 1998 AND 1997

(2)  Summary of Significant Accounting Policies - (Continued)

       The Partnership regularly assesses whether market events and conditions indicate that it is reasonably possible to recover the carrying amounts of its investments in real estate from future operations and sales. A change in those market events and conditions could have a material effect on the carrying amount of its real estate.

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

       Real estate is recorded at the lower of cost or estimated net realizable value. The Partnership compares the carrying amount of its properties to the estimated future cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the Partnership recognizes an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(2)  Summary of Significant Accounting Policies - (Continued)

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

       The Partnership accounts for properties owned as tenants-in-common with affiliated Partnerships and/or unrelated third parties using the proportionate consolidation method. Each tenant-in-common owns a separate, undivided interest in the properties. Any tenant-in-common that holds more than a 50% interest does not control decisions over the other tenant-in-common interests. The financial statements reflect only this Partnership's percentage share of the properties' land, building and equipment, liabilities, revenues and expenses.

(3)  Related Party Transactions -

     The Partnership owns a 65% interest in a Sports City Cafe, a 75% interest in a Jiffy Lube and a 50% interest in a parcel of land in Indianapolis, Indiana. The remaining interests in these properties are owned by AEI Real Estate Fund XVI Limited Partnership, an affiliate of the Partnership. The Partnership owns a 30.794% interest in a Timber Lodge Steakhouse in St. Cloud, Minnesota. The remaining interests in this property are owned by AEI Real Estate Fund XV Limited Partnership and AEI Institutional Net Lease Fund '93 Limited Partnership, affiliates of the Partnership, and an unrelated third party. The Partnership owns a 60% interest in a TGI Friday's restaurant. The remaining interest in this property is owned by AEI Income & Growth Fund XXII Limited Partnership, an affiliate of the Partnership. The Partnership owns a 26.05% interest in the Champps Americana restaurant in Troy, Michigan. The remaining interests in this property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership. The Partnership owns a 14% interest in the Champps Americana restaurant in Centerville, Ohio. The remaining interests in this property are owned by AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership. The Partnership owned a 65.09% interest in a Sizzler restaurant in Cincinnati, Ohio. The remaining interests in this property were owned by AEI Real Estate Fund XVI Limited Partnership and AEI Real Estate Fund XVIII Limited Partnership.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(3)  Related Party Transactions - (Continued)

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                    Total Incurred by the Partnership
                                     for the Years Ended December 31

                                                    1998          1997
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                      $ 262,114      $ 261,987
                                                  ========       ========
b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties.  These expenses included
  printing costs, legal and filing fees, direct
  administrative costs, outside audit and
  accounting costs, taxes, insurance and other
  property costs.                                $  46,076      $  88,002
                                                  ========       ========

c.AEI is reimbursed for all property acquisition
  costs incurred by it in acquiring properties on
  behalf of the Partnership.  The amounts are net
  of financing and commitment fees and expense
  reimbursements received by the Partnership from
  the lessees in the amount of $116,678 and $47,998
  for 1998 and 1997, respectively.               $ (53,539)     $  80,376
                                                  ========       ========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b and c. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are for 20 years except for the Taco Cabana and TGI Friday's restaurants and the Children's Worlds daycare centers, which have Lease terms of 15 years, the Sports City Cafe, which has a Lease term of 12 years and the Bennigan's restaurant, which has a Lease term of 10 years. Most of the leases have renewal options which may extend the Lease term an additional 10 to 20 years. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions. Certain lessees have been granted options to purchase the property. Depending on the lease, the purchase price is either determined by a formula, or is the greater of the fair market value of the property or the amount determined by a formula. In all cases, if the option were to be exercised by the lessee, the purchase price would be greater than the original cost of the property.

     The Partnership's properties are all commercial, single-tenant buildings. The Sports City Cafe was constructed in 1984. All other properties, except for the Champps Americana restaurant in Centerville, Ohio, were constructed in the year they were acquired. The Partnership acquired the Cheddar's restaurant in 1991. The Timber Lodge
     Steakhouse in St. Cloud, Minnesota and TGI Friday's restaurant were acquired in 1997. The Champps Americana restaurant in Troy, Michigan and the Timber Lodge Steakhouse in Rochester, Minnesota were acquired in 1998. The land for the Champps Americana restaurant in Centerville, Ohio was acquired in 1998 and construction of the restaurant was completed in 1999. The remaining properties were acquired during 1988 and 1989. There have been no costs capitalized as improvements subsequent to the acquisitions.

     The cost of the properties not held for sale and the related
     accumulated  depreciation  at  December  31,  1998  are   as
     follows:
                                           Buildings and           Accumulated
  Property                         Land      Equipment      Total  Depreciation

Sports City Cafe, Mesquite, TX $  423,660   $  532,683   $  956,343  $  237,244
Jiffy Lube, Dallas, TX            193,479      261,145      454,624     116,415
Taco Cabana, San Marcos, TX       279,727      733,778    1,013,505     334,602
Denny's,  Casa  Grande, AZ        216,812      504,608      721,420     197,369
Children's World,
  St. Louis, MO                   203,446      747,181      950,627     269,587
Children's World,
  Merrimack, NH                   282,530      876,712    1,159,242     307,933
Children's World, Chino, CA       357,793      947,725    1,305,518     341,855
Children's World,
 Palatine, IL                     135,945      665,153      801,098     236,187
Bennigan's, Cincinnati, OH        666,298    1,232,470    1,898,768     468,095
Cheddar's, Davenport, IA          524,026    1,006,908    1,530,934     296,928
Timber Lodge Steakhouse,
  St. Cloud, MN                   107,574      385,918      493,492      15,072
TGI  Friday's, Greensburg, PA     445,546      563,499    1,009,045      20,287


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(4)  Investments in Real Estate - (Continued)

                                           Buildings and           Accumulated
Property                           Land      Equipment     Total   Depreciation

Champps Americana,
 Troy, MI                         416,519      872,616    1,289,135      10,098
Timberlodge Steakhouse,
 Rochester, MN                    421,275    1,489,493    1,910,768      18,454
Champps Americana,
 Centerville, OH                  259,139            0      259,139           0
                                ----------  -----------  -----------  ---------
                               $4,933,769  $10,819,889  $15,753,658  $2,870,126
                                ==========  ===========  ===========  =========

     The Partnership owns a 65% interest in a restaurant in Mesquite, Texas. In December, 1995, the Partnership took possession of the property after the lessee was unable to perform under the terms of the Lease. In July, 1996, the Partnership entered into an agreement to sell the property to an unrelated third party. In September, 1996, the Agreement was terminated by the purchaser. The property was listed for sale or lease until March, 1997 when it was re-
     leased to Texas Sports City Cafe, Ltd. under a triple net lease agreement with a primary term of 12 years which may be renewed for up to two consecutive five-year periods. The Partnership's share of the annual base rent is $32,500 for the first lease year and $58,500 for the second lease year, with rent increases in each subsequent lease year of either three percent of the prior year's rent or three percent of gross  receipts  in years two and three and six  percent  of gross receipts thereafter, to the extent they exceed the base rent. While the property was being re-leased, the Partnership was responsible for the real estate taxes and other costs required to maintain the property.

     In January, 1996, the Cheddar's restaurant in Indianapolis, Indiana was destroyed by a fire. The Partnership reached an agreement with the tenant and insurance company which called for termination of the Lease, demolition of the building and payment to the Partnership of $407,282 for the building and equipment and $49,688 for lost rent. The property will not be rebuilt and the Partnership listed the land for sale. As of December 31, 1997, based on an analysis of market conditions in the area, it was determined the fair value of the Partnership's interest in the land was approximately $200,000. In the fourth quarter of 1997, a charge to operations for real estate impairment of $62,000 was recognized, which is the difference between the book value at December 31, 1997 of $261,644 and the estimated fair value of $200,000. In December, 1998, the Partnership re-analyzed the market conditions in the area and determined the fair value of the Partnership's interest in the land declined to approximately $175,000. In the fourth quarter of 1998, a charge to operations for real estate impairment of $25,000 was recognized, which is the difference between the book value at December 31, 1998 of $200,000 and the estimated fair value of $175,000.

     On February 20, 1998, the Partnership sold the am/pm Mini Market in Carson City, Nevada to an unrelated third party. The Partnership received net sale proceeds of $850,996, which resulted in a net gain of $416,282. At the time of sale, the cost and related accumulated depreciation was $703,871 and $269,157, respectively.


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(4)  Investments in Real Estate - (Continued)

     During 1998 and 1997, the Partnership distributed $63,386 and $148,706 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions, which represented a return of capital of $2.82 and $6.44 per Limited Partnership Unit, respectively. In June, 1997, the Managing General Partner filed a proxy statement to propose an Amendment to the Limited Partnership Agreement that would allow the Partnership to reinvest the majority of the sales proceeds in additional properties. The Amendment passed with a majority of Units voting in favor of the Amendment.

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

                   DECEMBER 31, 1998 AND 1997

(4)  Investments in Real Estate - (Continued)

     On January 15, 1998, the Partnership purchased a parcel of land in Rochester, Minnesota for $406,778. The land is leased to Timber Lodge Steakhouse, Inc. (TLS) under a Lease Agreement with a primary term of 20 years and annual rental payments of $30,133. Effective May 14, 1998, the annual rent was increased to $42,327. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to TLS for the construction of a Timber Lodge Steakhouse restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 7.5%. Effective May 14, 1998, the interest rate was increased to 10.535%. On September 3, 1998, after the development was completed, the Lease Agreement was amended to require annual rental payments of $198,363. Total acquisition costs, including the cost of the land, were $1,910,768.

     On August 28, 1998, the Partnership purchased a 14% interest in a parcel of land in Centerville, Ohio for $259,139. The land is leased to Americana Dining Corporation (ADC) under a Lease Agreement with a primary term of 20 years and annual rental payments of $18,140. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to ADC for the construction of a Champps Americana restaurant on the site. Through December 31, 1998, the Partnership had advanced $161,848 for the construction of the property and was charging interest on the advances at a rate of 7%. Effective December 25, 1998, the interest rate was increased to 10.5%. On January 27, 1999, after the development was completed, the Lease Agreement was amended to require annual rental payments of approximately $56,764. The Partnership's share of the total purchase price, including the cost of the land, was approximately $550,000. The Partnership has incurred net costs of $6,433 related to the acquisition of the property. The costs have been capitalized and will be allocated to land, building and equipment.

     The   minimum  future  rentals  on  the  Leases  for   years
     subsequent to December 31, 1998 are as follows:

                       1999         $ 1,767,161
                       2000           1,787,631
                       2001           1,811,984
                       2002           1,842,036
                       2003           1,859,116
                       Thereafter    12,609,029
                                     -----------
                                    $21,676,957
                                     ===========

     There were no contingent rents recognized in 1998 or 1997.


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                  1998            1997
      Tenants                  Industry

     ARAMARK Educational
        Resources, Inc.       Child Care       $  521,100     $  510,955
     Heartland Restaurant
        Corporation           Restaurant          235,617        226,554
     Texas Taco Cabana L.P.   Restaurant          162,122        157,080
                                                ----------     ----------

     Aggregate rent revenue of major tenants   $  918,839     $  894,589
                                                ==========     ==========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue               59%            69%
                                                ==========     ==========

(6)  Partners' Capital -

     Cash distributions of $14,478 and $13,403 were made to the General Partners and $988,173 and $1,173,413 were made to the Limited Partners for the years ended December 31, 1998 and 1997, respectively. The Limited Partners' distributions represent $44.37 and $51.40 per Limited Partnership Unit outstanding using 22,269 and 22,828 weighted average Units in 1998 and 1997. The distributions represent $42.82 and $27.53 per Unit of Net Income and $1.55 and $23.87 and per Unit of return of contributed capital in 1998 and 1997, respectively.

     As part of the Limited Partner distributions discussed above, the Partnership distributed $62,752 and $147,219 of proceeds from property sales in 1998 and 1997, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

     Distributions of Net Cash Flow to the General Partners during 1998 and 1997 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to the Limited Partners and 1% to the General Partners.

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

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(6)  Partners' Capital - (Continued)

     During 1998, fifty-one Limited Partners redeemed a total of 608 Partnership Units for $445,180 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In 1997, fifteen Limited Partners redeemed a total of 364.4 Partnership Units for $153,502. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $806.63 per original $1,000 invested.

(7)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                     1998            1997

     Net Income for Financial
      Reporting Purposes                         $1,415,234      $  791,814

     Depreciation for Tax Purposes Under
      Depreciation for Financial
      Reporting Purposes                             58,241          90,372

     Property Expenses for Tax Purposes
      Under Expenses for Financial
      Reporting Purposes                                464          25,371

     Real Estate Impairment Loss
      Not Recognized for Tax Purposes                25,000          62,000

     Gain on Sale of Real Estate for
      Tax Purposes Under Gain for
      Financial Reporting Purposes                  (41,122)       (516,399)
                                                  ----------      ----------
           Taxable Income to Partners            $1,457,817      $  453,158
                                                  ==========      ==========

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(7)  Income Taxes - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December
     31:

                                                 1998          1997

     Partners' Capital for
       Financial  Reporting Purposes          $13,282,115    $13,314,712

     Adjusted Tax Basis of Investments
      in Real Estate Over Net
      Investments in Real Estate for
      Financial Reporting Purposes                417,195        375,076

     Property Expenses for Tax Purposes
      Under Expenses for Financial
      Reporting Purposes                           37,909         37,445

     Syndication Costs
      Treated as Reduction of Capital
      for Financial Reporting Purposes          3,149,157      3,149,157
                                               -----------    -----------
           Partners' Capital for
               Tax  Reporting Purposes        $16,886,376    $16,876,390
                                               ===========    ===========

(8)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                      1998                   1997
                             Carrying      Fair      Carrying     Fair
                              Amount       Value      Amount      Value

     Cash                  $      326   $      326   $      230   $      230
     Money Market Funds       280,299      280,299    2,614,933    2,614,933
                            ---------    ---------    ---------    ---------
       Total Cash and
          Cash Equivalents $  280,625   $  280,625   $2,615,163   $2,615,163
                            =========    =========    =========    =========

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

        Robert P. Johnson, age 54, is Chief Executive Officer, President and Director and has held these positions since the formation of AFM in July, 1987, and has been elected to continue in these positions until December, 1999. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc. (formerly AEI Incorporated), which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in seventeen other limited partnerships.

        Mark E. Larson, age 46, is Executive Vice President, Treasurer and Chief Financial Officer and has been elected to continue in these positions until December, 1999. Mr. Larson has been Treasurer since the formation of AFM in July, 1987, Executive Vice President since December, 1987 and Chief Financial Officer since January, 1990. In January, 1993, Mr. Larson was elected to serve as Secretary of AFM and will continue to serve until December, 1999. Mr. Larson has been employed by AEI Fund Management, Inc. and affiliated entities since 1985. From 1979 to 1985, Mr. Larson was with Apache Corporation as manager of Program Accounting responsible for the accounting and reports for approximately 46 public partnerships. Mr. Larson is responsible for supervising the accounting functions of AFM and the registrant.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 1999:

     Name and Address                         Number of         Percent
   of Beneficial Owner                        Units Held        of Class

   AEI Fund Management XVII, Inc.                   0               0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Robert P. Johnson                                5               *
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Mark E. Larson                                   0               0%
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

ITEM 12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS. (Continued)

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties through the period from inception through December 31, 1998.

Person or Entity                                      Amount Incurred From
 Receiving                   Form and Method      Inception (February 10, 1988)
Compensation                 of Compensation          To December 31, 1998

AEI Securities, Inc.  Selling Commissions equal to 8%       $2,338,870
(formerly AEI         of proceeds plus a 2% nonaccountable
Incorporated)         expense allowance, most of which was
                      reallowed to Participating Dealers.

General Partners and  Reimbursement at Cost for other       $  815,886
Affiliates            Organization and Offering Costs.

General Partners and  Reimbursement at Cost for all         $  812,533
Affiliates            Acquisition Expenses

General Partners      1% of Net Cash Flow in any fiscal     $  180,401
                      year until the Limited Partners have
                      received annual, non-cumulative
                      distributions of Net Cash Flow  equal
                      to 10% of their Adjusted Capital
                      Contributions and 10% of any remaining
                      Net Cash Flow in such fiscal year.

General Partners and  Reimbursement at Cost for all         $2,887,662
Affiliates            Administrative Expenses attributable
                      to the Fund, including all expenses
                      related to management and disposition
                      of  the Fund's properties and all other
                      transfer agency, reporting, partner
                      relations  and  other administrative
                      functions.


General Partners      15% of distributions of Net Proceeds  $   57,423
                      of Sale other than distributions
                      necessary to restore Adjusted Capital
                      Contributions and provide a 6%
                      cumulative return to Limited Partners.
                      The General  Partners  will receive
                      only 1% of distributions of Net Proceeds
                      of Sale until the Limited Partners have
                      received  an  amount equal to: (a)their
                      Adjusted Capital Contributions,  plus
                      (b) an amount equal to 14% of their
                      Adjusted Capital Contributions per annum,
                      cumulative but not compounded, less (c)
                      all   previous  cash distributions
                      to the Limited Partners.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. (Continued)

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid, (ii) the cumulative property management fees allowed but not paid, (iii) any real estate commission allowed under the Guidelines, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed. The reimbursements not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 1998, the cumulative reimbursements to the General Partners and their affiliates did not exceed these amounts.


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

               10.2  Net  Lease Agreement  dated
                     November  14,  1988 between the  Partnership
                     and   Taco  Cabana,  Inc.  relating  to  the
                     property  at  135 Long Street,  San  Marcos,
                     Texas  (incorporated by reference to Exhibit
                     10.11   of   Form   10-K  filed   with   the
                     Commission on July 28, 1992).

               10.3  Net  Lease Agreement  dated
                     September  29, 1989 between the  Partnership
                     and  Children's World Learning Centers, Inc.
                     relating  to the property at 12790  Fee  Fee
                     Road,  St. Louis, Missouri (incorporated  by
                     reference  to  Exhibit 10.15  of  Form  10-K
                     filed  with  the  Commission  on  July   28,
                     1992).

               10.4  Net  Lease Agreement  dated
                     September  29, 1989 between the  Partnership
                     and  Children's World Learning Centers, Inc.
                     relating  to  the  property  at  325  Daniel
                     Webster  Highway, Merrimack,  New  Hampshire
                     (incorporated by reference to Exhibit  10.16
                     of Form 10-K filed with the Commission on July 28, 1992).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A. (Continued)

          A.   Exhibits -
                                      Description

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

               10.7  Net  Lease Agreement  dated
                     November  1,  1991 between  the  Partnership
                     and    Heartland   Restaurant    Corporation
                     relating   to  the  property  at   1221   E.
                     Kimberly,  Davenport, Iowa (incorporated  by
                     reference  to  Exhibit 10.21  of  Form  10-K
                     filed  with  the  Commission  on  July   28,
                     1992).

               10.8  Amendment  to  Lease  dated
                     January 2, 1995 between the Partnership  and
                     Huntington Restaurants Group, Inc.  relating
                     to   the   property  at  1851  E.   Florence
                     Boulevard,     Casa     Grande,      Arizona
                     (incorporated by reference to Exhibit  10.27
                     of Form 10-K filed with the Commission on March 30, 1995).

               10.9  Net  Lease Agreement  dated
                     September  21, 1995 between the  Partnership
                     and  FFT  Cincinnati, Ltd. relating  to  the
                     property   at   9035  Fields   Ertel   Road,
                     Cincinnati, Ohio (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed with the Commission on November 2, 1995).

              10.10  Net  Lease  Agreement
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

              10.11  Guarantee  of   Lease
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
                     Towne  Crossing  Boulevard, Mesquite,  Texas
                     (incorporated by reference to Exhibit  10.18
                     of Form 10-KSB filed with the Commission on March 24, 1997).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A. (Continued)

          A.   Exhibits -
                                     Description

              10.12  Development Financing and Leasing
                     Commitment  dated October 17,  1997  between
                     AEI  Fund Management, Inc. and Timber  Lodge
                     Steakhouse,  Inc. relating to the  sale  and
                     leaseback   of  a  Timber  Lodge  Steakhouse
                     restaurant   at  7375  East  State   Street,
                     Rockford,    Illinois    (incorporated    by
                     reference to Exhibit 10.1 of Form 10-QSB filed with the Commission on November 7,
                     1997).

              10.13  Assignment    of    Development
                     Financing   and  Leasing  Commitment   dated
                     October 21, 1997, between the Partnership and AEI Fund Management, Inc. relating to the sale and leaseback of a Timber Lodge Steakhouse restaurant at 7375 East State Street, Rockford, Illinois (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed with the Commission on November 7,
                     1997).

              10.14  Sale  and  Leaseback   Financing
                     Commitment  dated May 13, 1997  between  AEI
                     Fund   Management,  Inc.  and  Ohio   Valley
                     Bistros,  Inc.  relating  to  the  sale  and
                     leaseback  of  a TGI Friday's restaurant  at
                     #1507,    Rural   Route   #6,    Greensburg,
                     Pennsylvania  (incorporated by reference  to
                     Exhibit 10.3 of Form 10-QSB filed with the Commission on November 7, 1997).

              10.15  Assignment of Sale and  Leaseback
                     Financing Commitment dated November 7,  1997
                     between   the  Partnership  and   AEI   Fund
                     Management,  Inc. relating to the  sale  and
                     leaseback  of  a TGI Friday's restaurant  at
                     #1507,    Rural   Route   #6,    Greensburg,
                     Pennsylvania  (incorporated by reference  to
                     Exhibit 10.4 of Form 10-QSB filed with the Commission on November 7, 1997).

              10.16  Assignment of Sale  and
                     Leaseback    Financing   Commitment    dated
                     November 17, 1997 between the Partnership and AEI Fund Management, Inc. relating to the sale and leaseback of a Timber Lodge Steakhouse restaurant at 3590 Second Street South, St. Cloud, Minnesota (incorporated by reference to Exhibit 10.19 of Form 10-KSB filed with the Commission on March 23,
                     1998).

              10.17  Net  Lease  Agreement
                     dated   November   18,  1997   between   the
                     Partnership,   AEI  Real  Estate   Fund   XV
                     Limited  Partnership, AEI Institutional  Net
                     Lease  Fund  '93  Limited  Partnership   and
                     Timber  Lodge Steakhouse, Inc.  relating  to
                     the  property  at 3590 Second Street  South,
                     St.   Cloud,   Minnesota  (incorporated   by
                     reference to Exhibit 10.20 of Form 10-KSB filed with the Commission on March 23,
                     1998).

              10.18  Net  Lease  Agreement
                     dated   December   10,  1997   between   the
                     Partnership, AEI Income & Growth  Fund  XXII
                     Limited   Partnership   and   Ohio    Valley
                     Bistros,  Inc. relating to the  property  at
                     #1507,    Rural   Route   #6,    Greensburg,
                     Pennsylvania  (incorporated by reference  to
                     Exhibit 10.21 of Form 10-KSB filed with the Commission on March 23, 1998).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A. (Continued)

          A.   Exhibits -
                               Description

              10.19  Development  Financing
                     Agreement dated December 23, 1997 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership, AEI Real Estate Fund XV Limited Partnership and Champps Entertainment, Inc. relating to the property at 301 West Big Beaver Road, Troy, Michigan (incorporated by reference to Exhibit 10.22 of Form 10-KSB filed with the Commission on March 23, 1998).

              10.20  Net  Lease  Agreement
                     dated   December   23,  1997   between   the
                     Partnership, AEI Net Lease Income  &  Growth
                     Fund   XIX  Limited  Partnership,  AEI  Real
                     Estate  Fund XVIII Limited Partnership,  AEI
                     Real Estate Fund XV Limited Partnership  and
                     Champps Entertainment, Inc. relating to  the
                     property at 301 West Big Beaver Road,  Troy,
                     Michigan   (incorporated  by  reference   to
                     Exhibit 10.23 of Form 10-KSB filed with the Commission on March 23, 1998).

              10.21  Development  Financing
                     Agreement  dated  January 15,  1998  between
                     the    Partnership    and    Timber    Lodge
                     Steakhouse,  Inc. relating to the  sale  and
                     leaseback   of  a  Timber  Lodge  Steakhouse
                     restaurant  at 4140 Frontage Road Northwest,
                     Rochester,   Minnesota   (incorporated    by
                     reference to Exhibit 10.24 of Form 10-KSB filed with the Commission on March 23,
                     1998).

              10.22  Net  Lease  Agreement
                     dated   January   15,   1998   between   the
                     Partnership  and  Timber  Lodge  Steakhouse,
                     Inc.   relating  to  the  property  at  4140
                     Frontage    Road    Northwest,    Rochester,
                     Minnesota  (incorporated  by  reference   to
                     Exhibit 10.25 of Form 10-KSB filed with the Commission on March 23, 1998).

              10.23  Purchase Agreement dated December
                     17,   1997   between  the  Partnership   and
                     Atlantic Richfield Company relating  to  the
                     property  at  2707  U.S.  Highway  50  East,
                     Carson   City,   Nevada   (incorporated   by
                     reference to Exhibit 10.1 of Form 10-QSB filed with the Commission on May 12, 1998).

              10.24  First  Amendment  to  Net  Lease
                     Agreement dated September 3, 1998 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership, AEI Real Estate Fund XV Limited Partnership and Champps Entertainment, Inc. relating to the property at 301 West Big Beaver Road, Troy, Michigan (incorporated by reference to Exhibit 10.2 of Form 8-K filed with the Commission on September 15, 1998).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A. (Continued)

          A.   Exhibits -
                                  Description

              10.25  First  Amendment  to  Net  Lease
                     Agreement  dated September 3,  1998  between
                     the    Partnership    and    Timber    Lodge
                     Steakhouse,  Inc. relating to  the  property
                     at  4140 Frontage Road Northwest, Rochester,
                     Minnesota  (incorporated  by  reference   to
                     Exhibit  10.4  of Form 8-K  filed  with  the
                     Commission on September 15, 1998).

              10.26  Assignment  of  the  Development
                     Financing  Agreement and Net Lease Agreement
                     dated   August   27,   1998   between    the
                     Partnership,  AEI  Real  Estate  Fund  XVIII
                     Limited  Partnership, AEI  Income  &  Growth
                     Fund  XXI Limited Partnership, AEI Income  &
                     Growth  Fund  XXII Limited Partnership,  and
                     Americana Dining Corporation relating to the property at 7880 Washington Village Drive, Centerville, Ohio (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed with the Commission on November 9,
                     1998).

              10.27  Development  Financing  Agreement
                     dated  June  29, 1998 between AEI  Income  &
                     Growth  Fund  XXII Limited  Partnership  and
                     Americana Dining Corporation relating to the property at 7880 Washington Village Drive, Centerville, Ohio (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed with the Commission on November 9,
                     1998).

              10.28  Net  Lease Agreement  dated  June
                     29,  1998  between AEI Income & Growth  Fund
                     XXII   Limited  Partnership  and   Americana
                     Dining  Corporation relating to the property
                     at    7880    Washington   Village    Drive,
                     Centerville,    Ohio    (incorporated     by
                     reference to Exhibit 10.3 of Form 10-QSB filed with the Commission on November 9,
                     1998).

              10.29  First  Amendment  to  Net  Lease
                     Agreement  dated  January 27,  1999  between
                     the  Partnership, AEI Real Estate Fund XVIII
                     Limited  Partnership, AEI  Income  &  Growth
                     Fund  XXI Limited Partnership, AEI Income  &
                     Growth  Fund  XXII Limited  Partnership  and
                     Americana  Dining  Corp.  relating  to   the
                     property  at 7880 Washington Village  Drive,
                     Centerville, Ohio.

               27    Financial Data Schedule for
                     year ended December 31, 1998.

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


                               AEI REAL ESTATE FUND XVII
                               Limited Partnership
                               By: AEI Fund Management XVII, Inc.
                                   Its Managing General Partner


March 15, 1999                 By: /s/ Robert P. Johnson
                                       Robert P. Johnson, President
                                       and Director
                                       (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                            Title                  Date


/s/ Robert P. Johnson  President (Principal Executive Officer) March 15, 1999
    Robert P. Johnson  and Sole Director of Managing General
                       Partner

/s/ Mark E. Larson     Executive Vice President,  Treasurer    March 15, 1999
    Mark E. Larson     and Chief Financial Officer
                       (Principal Accounting Officer)