Form 10QSB
period 1999-03-31
AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
filed 1999-05-13
CIK 819577

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 1999

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

                       Yes                No   [X]




          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of March 31, 1999 and December  31, 1998

         Statements for the Periods ended March 31, 1999 and 1998:

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

                          BALANCE SHEET

              MARCH 31, 1999 AND DECEMBER 31, 1998

                           (Unaudited)

                             ASSETS

                                                     1999           1998
CURRENT ASSETS:
  Cash and Cash Equivalents                      $   357,474    $   280,625
  Receivables                                              0          8,989
                                                  -----------    -----------
      Total Current Assets                           357,474        289,614
                                                  -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             4,953,826      4,933,769
  Buildings and Equipment                         11,092,371     10,819,889
  Construction in Progress                                 0        161,848
  Property Acquisition Costs                               0          6,433
  Accumulated Depreciation                        (2,971,966)    (2,870,126)
                                                  -----------    -----------
                                                  13,074,231     13,051,813
  Real Estate Held for Sale                          174,644        174,644
                                                  -----------    -----------
     Net Investments in Real Estate               13,248,875     13,226,457
                                                  -----------    -----------
       Total Assets                              $13,606,349    $13,516,071
                                                  ===========    ===========


                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    18,659    $    29,499
  Distributions Payable                              268,614        204,457
  Deferred Income                                     61,902              0
                                                  -----------    -----------
      Total Current Liabilities                      349,175        233,956
                                                  -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                   (68,840)       (68,591)
  Limited Partners, $1,000 Unit value;
   30,000 Units authorized; 23,389 Units issued;
   21,948 Units outstanding                       13,326,014     13,350,706
                                                  -----------    -----------
     Total Partners' Capital                      13,257,174     13,282,115
                                                  -----------    -----------
       Total Liabilities and Partners' Capital   $13,606,349    $13,516,071
                                                  ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                     1999           1998

INCOME:
   Rent                                          $   446,279    $   372,487
   Investment Income                                   4,074         37,448
                                                  -----------    -----------
        Total Income                                 450,353        409,935
                                                  -----------    -----------

EXPENSES:
   Partnership Administration - Affiliates            66,566         66,321
   Partnership Administration and Property
      Management - Unrelated Parties                  15,908         22,533
   Depreciation                                      101,840         87,056
                                                  -----------    -----------
        Total Expenses                               184,314        175,910
                                                  -----------    -----------

OPERATING INCOME                                     266,039        234,025

GAIN ON SALE OF REAL ESTATE                                0        416,282
                                                  -----------    -----------
NET INCOME                                       $   266,039    $   650,307
                                                  ===========    ===========

NET INCOME ALLOCATED:
   General Partners                              $     2,660    $     6,503
   Limited Partners                                  263,379        643,804
                                                  -----------    -----------
                                                 $   266,039    $   650,307
                                                  ===========    ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
 (21,948 and 22,556 weighted average Units
 outstanding in 1999 and 1998)                   $     12.00    $     28.54
                                                  ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                         1999          1998

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                       $   266,039   $   650,307

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                       101,840        87,056
     Gain on Sale of Real Estate                              0      (416,282)
     (Increase) Decrease in Receivables                   8,989       (15,062)
     Decrease in Payable to
        AEI Fund Management, Inc.                       (10,840)      (17,302)
     Increase in Unearned Rent                           61,902        62,051
                                                     -----------   -----------
        Total Adjustments                               161,891      (299,539)
                                                     -----------   -----------
        Net Cash Provided By
        Operating Activities                            427,930       350,768
                                                     -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                          (124,258)     (530,207)
   Proceeds from Sale of Real Estate                          0       850,996
                                                     -----------   -----------
        Net Cash Provided By
        Investing Activities                           (124,258)      320,789
                                                     -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                     64,157       137,427
   Distributions to Partners                           (290,980)     (333,703)
                                                     -----------   -----------
        Net Cash Used For
        Financing Activities                           (226,823)     (196,276)
                                                     -----------   -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                76,849       475,281

CASH AND CASH EQUIVALENTS, beginning of period          280,625     2,615,163
                                                     -----------   -----------
CASH AND CASH EQUIVALENTS, end of period            $   357,474   $ 3,090,444
                                                     ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)



                                                                     Limited
                                                                   Partnership
                               General      Limited                   Units
                               Partners     Partners     Total     Outstanding


BALANCE, December 31, 1997   $ (68,265)  $13,382,977  $13,314,712    22,555.89

  Distributions                 (3,337)     (330,366)    (333,703)

  Net Income                     6,503       643,804      650,307
                              ---------   -----------  -----------  -----------
BALANCE, March 31, 1998      $ (65,099)  $13,696,415  $13,631,316    22,555.89
                              =========   ===========  ===========  ===========


BALANCE, December 31, 1998   $ (68,591)  $13,350,706  $13,282,115    21,947.89

  Distributions                 (2,909)     (288,071)    (290,980)

  Net Income                     2,660       263,379      266,039
                              ---------   -----------  -----------  -----------
BALANCE, March 31, 1999      $ (68,840)  $13,326,014  $13,257,174    21,947.89
                              =========   ===========  ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 1999

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

     During the first three months of 1998, the Partnership distributed $12,622 of the net sale proceeds to the Limited and General Partners which represented a return of capital of and $0.55 per Limited Partnership Unit.

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

     On August 28, 1998, the Partnership purchased a 14% interest in a parcel of land in Centerville, Ohio for $259,139. The land is leased to Americana Dining Corporation (ADC) under a Lease Agreement with a primary term of 20 years and annual rental payments of $18,140. Effective December 25, 1998, the annual rent was increased to $27,209. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to ADC for the construction of a Champps Americana restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 7.0%. Effective December 25, 1998, the interest rate was increased to 10.5%. On January 27, 1999, after the development was completed, the Lease Agreement was amended to require annual rental payments of $56,764. The Partnership's share of the total purchase price, including the cost of the land, was $551,677. The remaining interests in the property are owned by AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership.

(4)  Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the three months ended March 31, 1999 and 1998, the Partnership recognized rental income of $446,279 and $372,487, respectively. During the same periods, the Partnership earned investment income of $4,074 and $37,448, respectively. In 1999, rental income increased as a result of rent received from three property acquisitions in 1998 and 1999, and rent increases on ten properties. These increases in rental income was partially offset by a decrease in rent due to a property sale in 1998 and a decrease in investment income earned on the net proceeds prior to the purchase of the additional properties.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

       During the three months ended March 31, 1999 and 1998, the Partnership paid Partnership administration expenses to affiliated parties of $66,566 and $66,321, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $15,908 and $22,533, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of March 31, 1999, the Partnership's annualized cash distribution rate was 6.5%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During the three months ended March 31, 1999, the Partnership's cash balances increased $76,849 as the Partnership distributed less cash to the Partners than it generated from operating activities. Net cash provided by operating activities increased from $350,768 in 1998 to $427,930 in 1999 due to an increase in total income and a decrease in expenses in 1999 and net timing differences in the collection of payments from the lessees and the payment of expenses.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. For the three months ended March 31, 1999 and 1998, the Partnership generated cash flow from the sale of real estate of $-0- and $850,996, respectively. During the same periods, the Partnership expended $124,258 and $530,207, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested the cash generated from the property sales.

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

        During the first three months of 1998, the Partnership distributed $12,622 of the net sale proceeds to the Limited and General Partners which represented a return of capital of and $0.55 per Limited Partnership Unit.

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

        On August 28, 1998, the Partnership purchased a 14% interest in a parcel of land in Centerville, Ohio for $259,139. The land is leased to Americana Dining Corporation (ADC) under a Lease Agreement with a primary term of 20 years and annual rental payments of $18,140. Effective December 25, 1998, the annual rent was increased to $27,209. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to ADC for the construction of a Champps Americana restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 7.0%. Effective December 25, 1998, the interest rate was increased to 10.5%. On January 27, 1999, after the development was completed, the Lease Agreement was amended to require annual rental payments of $56,764. The Partnership's share of the total purchase price, including the cost of the land, was $551,677. The remaining interests in the property are owned by AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Beginning in 1998, redemption payments were paid to redeeming Partners on a quarterly basis. The redemption payments generally are funded with cash that would normally be paid as part of the regular quarterly distributions. As a result, total distributions and distributions payable have fluctuated from year to year due to cash used to fund redemption payments. In the first three months of 1998, the Partnership made distributions at a 7.5% rate which resulted in distributions to the Partners of $333,703. During the same period in 1999, the Partnership made distributions at a 6.5% rate which resulted in distributions to the Partners of $290,980.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

       The continuing rent payments from the properties should be
adequate   to  fund  continuing  distributions  and  meet   other
Partnership obligations on both a short-term and long-term basis.


                   PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

       There are no material pending legal proceedings to which the Partnership is a party or of which the Partnership's property is subject.

ITEM 2.CHANGES IN SECURITIES

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                           Description

          27    Financial Data Schedule  for  period
                ended March 31, 1999.

       b. Reports filed on Form  8-K  -   None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 7, 1999           AEI Real Estate Fund XVII
                              Limited Partnership
                              By:  AEI Fund Management XVII, Inc.
                              Its: Managing General Partner



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