Form 10QSB
period 1999-06-30
AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
filed 1999-08-12
CIK 819577

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 1999

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


                              INDEX




PART I.  Financial Information

 Item 1.  Balance Sheet as of June 30, 1999 and December 31, 1998

          Statements for the Periods ended June 30, 1999 and 1998:

            Income                                     4

            Cash Flows                                 5

            Changes in Partners' Capital               6

          Notes to Financial Statements               7 - 10

 Item 2.  Management's Discussion and Analysis

PART II. Other Information

 Item 1.  Legal Proceedings

 Item 2.  Changes in Securities

 Item 3.  Defaults Upon Senior Securities

 Item 4.  Submission of Matters to a Vote of Security Holders

 Item 5.  Other Information

 Item 6.  Exhibits and Reports on Form 8-K

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                          BALANCE SHEET

               JUNE 30, 1999 AND DECEMBER 31, 1998

                           (Unaudited)

                             ASSETS

                                                     1999          1998
CURRENT ASSETS:
  Cash and Cash Equivalents                     $   426,503    $   280,625
  Receivables                                             0          8,989
                                                 -----------    -----------
      Total Current Assets                          426,503        289,614
                                                 -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                            4,953,826      4,933,769
  Buildings and Equipment                        11,092,371     10,819,889
  Construction in Progress                                0        161,848
  Property Acquisition Costs                              0          6,433
  Accumulated Depreciation                       (3,073,392)    (2,870,126)
                                                 -----------    -----------
                                                 12,972,805     13,051,813
  Real Estate Held for Sale                         174,644        174,644
                                                 -----------    -----------
      Net Investments in Real Estate             13,147,449     13,226,457
                                                 -----------    -----------
         Total Assets                           $13,573,952    $13,516,071
                                                 ===========    ===========


                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $     7,700    $    29,499
  Distributions Payable                             230,862        204,457
  Deferred Income                                    53,350              0
                                                 -----------    -----------
      Total Current Liabilities                     291,912        233,956
                                                 -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                  (68,591)       (68,591)
  Limited Partners, $1,000 Unit value;
   30,000 Units authorized; 23,389 Units issued;
   21,948 Units outstanding                      13,350,631     13,350,706
                                                 -----------    -----------
      Total Partners' Capital                    13,282,040     13,282,115
                                                 -----------    -----------
        Total Liabilities and Partners' Capital $13,573,952    $13,516,071
                                                 ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                 Three Months Ended       Six Months Ended
                               6/30/99       6/30/98     6/30/99      6/30/98

INCOME:
 Rent                        $ 449,072     $ 361,011    $ 895,351   $ 733,498
 Investment Income               3,013        49,703        7,087      87,151
                              ---------     ---------    ---------   ---------
        Total Income           452,085       410,714      902,438     820,649
                              ---------     ---------    ---------   ---------

EXPENSES:
 Partnership Administration -
   Affiliates                   66,697        69,099      133,263     135,420
 Partnership Administration
   and Property Management -
   Unrelated Parties             5,985        11,057       21,893      33,590
 Depreciation                  101,426        81,976      203,266     169,032
                              ---------     ---------    ---------   ---------
        Total Expenses         174,108       162,132      358,422     338,042
                              ---------     ---------    ---------   ---------

OPERATING INCOME               277,977       248,582      544,016     482,607

GAIN ON SALE OF REAL ESTATE          0             0            0     416,282
                              ---------     ---------    ---------   ---------
NET INCOME                   $ 277,977     $ 248,582    $ 544,016   $ 898,889
                              =========     =========    =========   =========

NET INCOME ALLOCATED:
 General Partners            $   2,780     $   2,487    $   5,440   $   8,990
 Limited Partners              275,197       246,095      538,576     889,899
                              ---------     ---------    ---------   ---------
                             $ 277,977     $ 248,582    $ 544,016   $ 898,889
                              =========     =========    =========   =========
NET INCOME PER
  LIMITED PARTNERSHIP UNIT
  (21,948, 22,419, 21,948
  and 22,487 weighted average
  Units outstanding for the
  periods, respectively)     $   12.54     $   10.98    $   24.54   $   39.57
                              =========     =========    =========   =========



 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                      1999          1998

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                    $   544,016    $   898,889

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                     203,266        169,032
     Gain on Sale of Real Estate                            0       (416,282)
     (Increase) Decrease in Receivables                 8,989        (44,210)
     Decrease in Payable to
        AEI Fund Management, Inc.                     (21,799)       (25,324)
     Increase in Unearned Rent                         53,350         63,551
                                                   -----------    -----------
        Total Adjustments                             243,806       (253,233)
                                                   -----------    -----------
        Net Cash Provided By
        Operating Activities                          787,822        645,656
                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                        (124,258)    (1,861,481)
   Proceeds from Sale of Real Estate                        0        850,996
                                                   -----------    -----------
        Net Cash Used For
        Investing Activities                         (124,258)    (1,010,485)
                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                   26,405         34,701
   Distributions to Partners                         (544,091)      (555,186)
   Redemption Payments                                      0       (100,156)
                                                   -----------    -----------
        Net Cash Used For
        Financing Activities                         (517,686)      (620,641)
                                                   -----------    -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                               145,878       (985,470)

CASH AND CASH EQUIVALENTS, beginning of period        280,625      2,615,163
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS, end of period          $   426,503    $ 1,629,693
                                                   ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)



                                                                    Limited
                                                                  Partnership
                             General      Limited                    Units
                             Partners     Partners      Total     Outstanding


BALANCE, December 31, 1997  $ (68,265)  $13,382,977  $13,314,712    22,555.89

  Distributions                (5,552)     (549,634)    (555,186)

  Redemption Payments          (1,002)      (99,154)    (100,156)     (137.20)

  Net Income                    8,990       889,899      898,889
                             ---------   -----------  -----------  -----------
BALANCE, June 30, 1998      $ (65,829)  $13,624,088  $13,558,259    22,418.69
                             =========   ===========  ===========  ===========


BALANCE, December 31, 1998  $ (68,591)  $13,350,706  $13,282,115    21,947.89

  Distributions                (5,440)     (538,651)    (544,091)

  Net Income                    5,440       538,576      544,016
                             ---------   -----------  -----------  -----------
BALANCE, June 30, 1999      $ (68,591)  $13,350,631  $13,282,040    21,947.89
                             =========   ===========  ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 1999

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

     During the first six months of 1998, the Partnership distributed $12,622 of the net sale proceeds to the Limited and General Partners which represented a return of capital of and $0.55 per Limited Partnership Unit.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the six months ended June 30, 1999 and 1998, the Partnership recognized rental income of $895,351 and $733,498, respectively. During the same periods, the Partnership earned investment income of $7,087 and $87,151, respectively. In 1999, rental income increased as a result of rent received from three property acquisitions in 1998 and 1999 and rent increases on ten properties. These increases in rental income were partially offset by a decrease in rent due to a property sale in 1998 and a decrease in investment income earned on the net proceeds prior to the purchase of the additional properties.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        During the six months ended June 30, 1999 and 1998, the Partnership paid Partnership administration expenses to affiliated parties of $133,263 and $135,420, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $21,893 and $33,590, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of June 30, 1999, the Partnership's annualized cash distribution rate was 6.5%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

         During the six months ended June 30, 1999, the Partnership's cash balances increased $145,878 as the Partnership distributed less cash to the Partners than it generated from operating activities. Net cash provided by operating activities increased from $645,656 in 1998 to $787,822 in 1999 due to an increase in income and a decrease in expenses in 1999 and net timing differences in the collection of payments from the lessees and the payment of expenses.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. For the six months ended June 30, 1999 and 1998, the Partnership generated cash flow from the sale of real estate of $-0- and $850,996, respectively. During the same periods, the Partnership expended $124,258 and $1,861,481, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested the cash generated from property sales.

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

        During the first six months of 1998, the Partnership distributed $12,622 of the net sale proceeds to the Limited and General Partners which represented a return of capital of and $0.55 per Limited Partnership Unit.

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

        On July 1, 1999, twenty-one Limited Partners redeemed a total of 290 Partnership Units for $224,344. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of ninety-six Limited Partners redeemed 1,440.9 Partnership Units for $936,523. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a. Exhibits -
                        Description

            27    Financial Data Schedule  for  period
                  ended June 30, 1999.

        b.  Reports filed on Form  8-K  - None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  July 30, 1999         AEI Real Estate Fund XVII
                              Limited Partnership
                              By:  AEI Fund Management XVII, Inc.
                              Its: Managing General Partner



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