Form 10QSB
period 1999-09-30
AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
filed 1999-11-12
CIK 819577

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 1999

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 1999 and December 31, 1998

          Statements for the Periods ended September 30, 1999 and 1998:

           Income

           Cash Flows

           Changes in Partners' Capital

          Notes to Financial Statements

 Item 2. Management's Discussion and Analysis

PART II.Other Information

 Item 1. Legal Proceedings

 Item 2. Changes in Securities

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6. Exhibits and Reports on Form 8-K

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                          BALANCE SHEET

            SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                           (Unaudited)

                             ASSETS

                                                       1999           1998
CURRENT ASSETS:
  Cash and Cash Equivalents                        $   346,261   $   280,625
  Receivables                                                0         8,989
                                                    -----------   -----------
      Total Current Assets                             346,261       289,614
                                                    -----------   -----------
INVESTMENTS IN REAL ESTATE:
  Land                                               4,953,826     4,933,769
  Buildings and Equipment                           11,092,371    10,819,889
  Construction in Progress                                   0       161,848
  Property Acquisition Costs                                 0         6,433
  Accumulated Depreciation                          (3,174,817)   (2,870,126)
                                                    -----------   -----------
                                                    12,871,380    13,051,813
  Real Estate Held for Sale                            174,644       174,644
                                                    -----------   -----------
      Net Investments in Real Estate                13,046,024    13,226,457
                                                    -----------   -----------
           Total  Assets                           $13,392,285   $13,516,071
                                                    ===========   ===========


                     LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.             $    20,509   $    29,499
  Distributions Payable                                163,871       204,457
  Unearned Rent                                         49,364             0
                                                    -----------   -----------
      Total Current Liabilities                        233,744       233,956
                                                    -----------   -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                     (69,826)      (68,591)
  Limited Partners, $1,000 Unit value;
   30,000 Units authorized; 23,389 Units issued;
   21,658 and 21,948 Units outstanding in 1999
   and 1998, respectively                           13,228,367    13,350,706
                                                    -----------   -----------
      Total Partners' Capital                       13,158,541    13,282,115
                                                    -----------   -----------
        Total Liabilities and Partners' Capital    $13,392,285   $13,516,071
                                                    ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                              Three Months Ended         Nine Months Ended
                             9/30/99      9/30/98      9/30/99       9/30/98

INCOME:
 Rent                      $ 449,071    $ 386,477    $1,344,422    $1,119,975
 Investment Income             2,084       45,217         9,171       132,368
                            ---------    ---------    ----------    ----------
        Total Income         451,155      431,694     1,353,593     1,252,343
                            ---------    ---------    ----------    ----------

EXPENSES:
 Partnership Administration -
   Affiliates                 61,525       57,164       194,788       192,584
 Partnership Administration
   and Property Management -
   Unrelated Parties           7,742        5,728        29,635        39,318
 Depreciation                101,425       89,114       304,691       258,146
                            ---------    ---------     ---------    ----------
        Total Expenses       170,692      152,006       529,114       490,048
                            ---------    ---------     ---------    ----------

OPERATING INCOME             280,463      279,688       824,479       762,295

GAIN ON SALE OF REAL ESTATE        0            0             0       416,282
                            ---------    ---------     ---------    ----------
NET INCOME                 $ 280,463    $ 279,688     $ 824,479    $1,178,577
                            =========    =========     =========    ==========

NET INCOME ALLOCATED:
 General Partners          $   2,805    $   2,796     $   8,245    $   11,786
 Limited Partners            277,658      276,892       816,234     1,166,791
                            ---------    ---------     ---------    ----------
                           $ 280,463    $ 279,688     $ 824,479    $1,178,577
                            =========    =========     =========    ==========
NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 (21,658, 22,159, 21,850,
 and 22,377 weighted average
 Units outstanding for the
 periods, respectively)    $   12.82    $   12.50     $   37.36    $    52.14
                            =========    =========     =========    ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                        1999         1998

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                       $   824,479   $ 1,178,577

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                       304,691       258,146
     Gain on Sale of Real Estate                              0      (416,282)
     (Increase) Decrease in Receivables                   8,989          (853)
     Decrease in Payable to
        AEI Fund Management, Inc.                        (8,990)      (17,488)
     Increase in Unearned Rent                           49,364        66,255
                                                     -----------   -----------
        Total Adjustments                               354,054      (110,222)
                                                     -----------   -----------
        Net Cash Provided By
        Operating Activities                          1,178,533     1,068,355
                                                     -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                          (124,258)   (3,023,919)
   Proceeds from Sale of Real Estate                          0       850,996
                                                     -----------   -----------
        Net Cash Used For
        Investing Activities                           (124,258)   (2,172,923)
                                                     -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable         (40,586)       35,270
   Distributions to Partners                           (721,443)     (776,673)
   Redemption Payments                                 (226,610)     (289,372)
                                                     -----------   -----------
        Net Cash Used For
        Financing Activities                           (988,639)   (1,030,775)
                                                     -----------   -----------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                             65,636   ( 2,135,343)

CASH AND CASH EQUIVALENTS, beginning of period          280,625     2,615,163
                                                     -----------   -----------
CASH AND CASH EQUIVALENTS, end of period            $   346,261   $   479,820
                                                     ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)



                                                                     Limited
                                                                   Partnership
                             General       Limited                    Units
                             Partners      Partners       Total    Outstanding


BALANCE, December 31, 1997  $(68,265)   $13,382,977   $13,314,712    22,555.89

  Distributions               (7,767)      (768,906)     (776,673)

  Redemption Payments         (2,894)      (286,478)     (289,372)     (396.40)

  Net Income                  11,786      1,166,791     1,178,577
                             ---------   -----------   -----------  ----------
BALANCE, September 30, 1998 $(67,140)   $13,494,384   $13,427,244    22,159.49
                             =========   ===========   ===========  ==========


BALANCE, December 31, 1998  $(68,591)   $13,350,706   $13,282,115    21,947.89

  Distributions               (7,214)      (714,229)     (721,443)

  Redemption Payments         (2,266)      (224,344)     (226,610)     (290.00)

  Net Income                   8,245        816,234       824,479
                             ---------   -----------   -----------   ---------
BALANCE, September 30, 1999 $(69,826)   $13,228,367   $13,158,541    21,657.89
                             =========   ===========   ===========   =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1999

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

     During the first nine months of 1998, the Partnership distributed $45,603 of the net sale proceeds to the Limited and General Partners which represented a return of capital of and $2.02 per Limited Partnership Unit.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

       For the nine months ended September 30, 1999 and 1998, the Partnership recognized rental income of $1,344,422 and
$1,119,975, respectively. During the same periods, the Partnership earned investment income of $9,171 and $132,368, respectively. In 1999, rental income increased as a result of rent received from three property acquisitions in 1998 and 1999 and rent increases on ten properties. These increases in rental income were partially offset by a decrease in rent due to a property sale in 1998 and a decrease in investment income earned on the net proceeds prior to the purchase of the additional properties.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        During the nine months ended September 30, 1999 and 1998, the Partnership paid Partnership administration expenses to affiliated parties of $194,788 and $192,584, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $29,635 and $39,318, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of September 30, 1999, the Partnership's annualized cash distribution rate was 6.5%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 1999, the Partnership's cash balances increased $65,636 as the Partnership distributed less cash to the Partners than it generated from operating activities. Net cash provided by operating activities increased from $1,068,355 in 1998 to $1,178,533 in 1999 due to an increase in income and a decrease in expenses in 1999.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. For the nine months ended September 30, 1999 and 1998, the Partnership generated cash flow from the sale of real estate of $-0- and $850,996, respectively. During the same periods, the Partnership expended $124,258 and $3,023,919, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested the cash generated from property sales.

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

        During the first nine months of 1998, the Partnership distributed $45,603 of the net sale proceeds to the Limited and General Partners which represented a return of capital of and $2.02 per Limited Partnership Unit.

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

      a. Exhibits -
                           Description

         27  Financial Data Schedule  for  period
             ended September 30, 1999.

       b. Reports filed on Form 8-K -   None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 8, 1999      AEI Real Estate Fund XVII
                              Limited Partnership
                              By:  AEI Fund Management XVII, Inc.
                              Its: Managing General Partner



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