Form 10KSB
period 1999-12-31
AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
filed 2000-03-24
CIK 819577

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             Of The Securities Exchange Act Of 1934

          For the Fiscal Year Ended:  December 31, 1999

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

                         Yes  [X]     No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for year ended December 31, 1999 were $1,812,336.

As of February 29, 2000, there were 21,652.89 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $21,652,890.

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

        The Partnership owns a 65% interest in a restaurant in Mesquite, Texas. In December, 1995, the Partnership took possession of the property after the lessee was unable to perform under the terms of the Lease. In March, 1997, the property was re-leased to Texas Sports City Cafe, Ltd. (Texas) under a triple net lease agreement with a primary term of 12 years. In January, 2000, Texas notified the Partnership that they were discontinuing the restaurant operations. The Partnership is negotiating to sell the property for $900,000 to an unrelated third party, whom has assumed the restaurant operations from Texas. The Partnership's share of the sale proceeds would be $585,000. In the fourth quarter of 1999, a charge to operations of $125,000 was recognized for real estate impairment, which was the difference between the book value at December 31, 1999 of $703,652 and the estimated net proceeds from the sale. The charge was recorded against the cost of the building. The land and building have been classified as Real Estate Held for Sale at December 31, 1999.

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

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

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

        In the fourth quarter of 1999, the Partnership sold 13.5573% of its interest in the Timber Lodge Steakhouse in two separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $258,624, which resulted in a total net gain of $53,582. The total cost and related accumulated depreciation of the interests sold was $217,264 and $12,222, respectively. The majority of the net sale proceeds will be reinvested in additional property in the future.

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

        On December 23, 1997, the Partnership purchased a 26.05% interest in a parcel of land in Troy, Michigan for $393,620. The land is leased to Champps Operating Corporation. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $27,553. Effective June 20, 1998, the annual rent was increased to $41,330. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to Champps for the construction of a Champps Americana restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 7.0%. Effective June 20, 1998, the interest rate was increased to 10.50%. On September 3, 1998, after the development was completed, the Lease Agreement was amended to require annual rental payments of $133,356. The Partnership's share of the total acquisition costs, including the cost of the land, was $1,289,135. The remaining interests in the property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership.

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

Major Tenants

        During 1999, four of the Partnership's lessees each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 67% of the Partnership's total rental revenue in 1999. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of the Partnership's total rental revenue in 2000 and future years. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

Year 2000 Compliance

       The Year 2000 issue is the result of computer systems that use two-digits rather than four to define the applicable year, which may prevent such systems from accurately processing dates ending in the Year 2000 and beyond. This could result in computer system failures or disruption of operations, including, but not limited to, an inability to process transactions, to send or receive electronic data, or to engage in routine business activities.

        AEI Fund Management, Inc. (AEI) performs all management services for the Partnership. In 1998, AEI completed an assessment of its computer hardware and software systems and replaced or upgraded certain computer hardware and software using the assistance of outside vendors. AEI has received written assurance from the equipment and software manufacturers as to Year 2000 compliance. The costs associated with Year 2000 compliance have not been, and are not expected to be, material. The Partnership is not aware of any issues related to Year 2000 non compliance with AEI systems or the systems of the various tenants.

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

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 1999.

                              Total Property                 Annual   Annual
                     Purchase  Acquisition                   Lease    Rent Per
Property               Date      Costs      Lessee           Payment  Sq. Ft.

Sports City Cafe                             Texas
 Mesquite, TX                             Sports City
 (65%)               2/12/88  $  956,343   Cafe, Ltd.       $ 60,255  $13.10

Cheddar's Restaurant
 Indianapolis, IN
 (50%)               2/16/88  $  261,644       (1)

Jiffy Lube Auto Care Center
 Dallas, TX                                  Lone Star
 (75%)                3/1/88  $  454,624  Lubrication, Inc. $ 65,466  $32.70

Taco Cabana Restaurant                     Texas Taco
 San Marcos, TX     11/15/88  $1,013,505   Cabana, L.P.     $171,251  $46.05

                                           Huntington
Denny's Restaurant                         Restaurants
 Casa Grande, AZ      3/1/89  $  721,420   Group, Inc.      $113,308  $29.98

Children's World                             ARAMARK
Daycare Center                             Educational
 St. Louis, MO       9/29/89  $  950,627  Resources, Inc.   $121,665  $16.64

Children's World                             ARAMARK
Daycare Center                             Educational
 Merrimack, NH       9/29/89  $1,159,242  Resources, Inc.   $148,951  $23.69

Children's World                             ARAMARK
Daycare Center                             Educational
 Chino, CA           9/29/89  $1,305,518  Resources, Inc.   $167,826  $23.57

Children's World                             ARAMARK
Daycare Center                             Educational
 Palatine, IL        9/29/89  $  801,098  Resources, Inc.   $102,303  $16.57

Bennigan's Restaurant                          SDG
 Cincinnati, OH       3/7/90  $1,898,768  Restaurants, LLC  $ 79,591  $11.58

                                           Heartland
Cheddar's Restaurant                       Restaurant
 Davenport, IA       11/4/91  $1,530,934   Corporation      $253,996  $34.32

Timber Lodge
 Steakhouse Restaurant
 St. Cloud, MN                            Timber Lodge
 (17.2367%)         11/18/97  $  493,492  Steakhouse, Inc.  $ 29,403  $24.43

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

                              Total Property                 Annual   Annual
                    Purchase   Acquisition                   Lease    Rent Per
Property              Date       Costs      Lessee           Payment  Sq. Ft.

TGI Friday's Restaurant
 Greensburg, PA                           Ohio Valley
 (60%)              12/10/97  $1,009,045  Bistros, Inc.     $102,622  $37.92

Champps
 Americana Restaurant                       Champps
 Troy, MI                                  Operating
 (26.05%)             9/3/98  $1,289,135  Corporation       $133,356  $46.17

Timber Lodge
 Steakhouse Restaurant                     Timber Lodge
 Rochester, MN        9/3/98  $1,910,768  Steakhouse, Inc.  $198,363  $28.41

Champps
 Americana Restaurant
 Centerville, OH                           Americana
 (14%)               1/27/99  $  551,677  Dining Corp.      $ 56,764  $43.28

(1) The property was destroyed by fire and the land is listed for sale.

        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership and/or unrelated third parties. The remaining interest in the Jiffy Lube, the Sports City Cafe and the Cheddar's restaurant land is owned by AEI Real Estate Fund XVI Limited Partnership. The remaining interests in the Timber Lodge Steakhouse restaurant in St. Cloud, Minnesota are owned by unrelated third parties. The remaining interest in the TGI Friday's restaurant is owned by AEI Income & Growth Fund XXII Limited Partnership. The remaining interests in the Champps Americana restaurant in Troy, Michigan are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership. The remaining interests in the Champps Americana restaurant in Centerville, Ohio are owned by AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership and AEI Income & Growth Fund XXII Limited Partnership.

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

ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

         For tax purposes, the Partnership's properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS). The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over 31.5 years or 40 years depending on the date when it was placed in service. The remaining depreciable components of a property are personal property and land improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively. Since the Partnership has tax-exempt Partners, the Partnership is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method. In general, the federal tax basis of the properties for tax depreciation purposes is the same as the basis for book depreciation purposes.

        During the last five years or since the date of purchase, if purchased after December 31, 1994, all properties were 100 percent occupied by the lessees noted except for the properties discussed below. The Bennigan's restaurant was 100 percent occupied by a prior lessee until January, 1994. The property was re-leased to the current lessee in September 1995. The Sports City Cafe was 100 percent occupied by a prior lessee until December, 1995. The property was re-leased to the current lessee on March 15, 1997. The Cheddar's property was 100 percent occupied until January, 1996.

ITEM 3. LEGAL PROCEEDINGS.

       None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
        RELATED SECURITY HOLDER MATTERS.

        As of December 31, 1999, there were 1,971 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

        During 1999, twenty-one Limited Partners redeemed a total of 290 Partnership Units for $224,344 in accordance with the Partnership Agreement. In prior years, a total of ninety-six Limited Partners redeemed 1,440.9 Partnership Units for $936,524. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       Cash distributions of $12,386 and $14,478 were made to the General Partners and $1,001,920 and $988,173 were made to the Limited Partners in 1999 and 1998, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
        RELATED SECURITY HOLDER MATTERS.  (Continued)

        As part of the Limited Partner distributions discussed above, the Partnership distributed $62,752 of proceeds from property sales in 1998. The distributions reduced the Limited
Partners' Adjusted Capital Contributions.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

        For the years ended December 31, 1999 and 1998 the Partnership recognized rental income of $1,796,996 and
$1,555,446, respectively. During the same periods, the Partnership earned investment income of $15,340 and $137,189, respectively. In 1999, rental income increased as a result of rent received from three property acquisitions in 1998 and 1999 and rent increases on eleven properties. These increases in rental income were partially offset by a decrease in rent due to property sales in 1998 and 1999 and a decrease in investment income earned on the net proceeds prior to the purchase of the additional properties.

        The Partnership owns a 65% interest in a restaurant in Mesquite, Texas. In December, 1995, the Partnership took possession of the property after the lessee was unable to perform under the terms of the Lease. In March, 1997, the property was re-leased to Texas Sports City Cafe, Ltd. (Texas) under a triple net lease agreement with a primary term of 12 years. In January, 2000, Texas notified the Partnership that they were discontinuing the restaurant operations. The Partnership is negotiating to sell the property for $900,000 to an unrelated third party, whom has assumed the restaurant operations from Texas. The Partnership's share of the sale proceeds would be $585,000. In the fourth quarter of 1999, a charge to operations of $125,000 was recognized for real estate impairment, which was the difference between the book value at December 31, 1999 of $703,652 and the estimated net proceeds from the sale. The charge was recorded against the cost of the building. The land and building have been classified as Real Estate Held for Sale at December 31, 1999.

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

        During the years ended December 31, 1999 and 1998, the Partnership paid Partnership administration expenses to affiliated parties of $252,841 and $262,114, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $34,389 and $46,076, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       As of December 31, 1999, the Partnership's annualized cash distribution rate was 6.5%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

       The Year 2000 issue is the result of computer systems that use two-digits rather than four to define the applicable year, which may prevent such systems from accurately processing dates ending in the Year 2000 and beyond. This could result in computer system failures or disruption of operations, including, but not limited to, an inability to process transactions, to send or receive electronic data, or to engage in routine business activities.

        AEI Fund Management, Inc. (AEI) performs all management services for the Partnership. In 1998, AEI completed an assessment of its computer hardware and software systems and replaced or upgraded certain computer hardware and software using the assistance of outside vendors. AEI has received written assurance from the equipment and software manufacturers as to Year 2000 compliance. The costs associated with Year 2000 compliance have not been, and are not expected to be, material. The Partnership is not aware of any issues related to Year 2000 non compliance with AEI systems or the systems of the various tenants.

Liquidity and Capital Resources

        During 1999, the Partnership's cash balance increased $504,861 mainly as a result of the Partnership distributing less cash to the Partners than it generated from operating activities. Net cash provided by operating activities increased from $1,360,480 in 1998 to $1,545,090 in 1999 mainly as a result of an increase in income and a decrease in expenses in 1999.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. In 1999 and 1998, the Partnership generated cash flow from the sale of real estate of $258,624 and $850,996, respectively. During the same periods, the Partnership expended $124,258 and $3,133,862, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested the cash generated from property sales.

        On February 20, 1998, the Partnership sold the am/pm Mini Market in Carson City, Nevada to an unrelated third party. The Partnership received net sale proceeds of $850,996, which resulted in a net gain of $416,282. At the time of sale, the cost and related accumulated depreciation was $703,871 and $269,157, respectively.

        During 1998, the Partnership distributed $63,386 of the net sale proceeds to the Limited and General Partners which represented a return of capital of $2.82 per Limited Partnership
Unit.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On December 23, 1997, the Partnership purchased a 26.05% interest in a parcel of land in Troy, Michigan for $393,620. The land is leased to Champps Operating Corporation (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $27,553. Effective June 20, 1998, the annual rent was increased to $41,330. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to Champps for the construction of a Champps Americana restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 7.0%. Effective June 20, 1998, the interest rate was increased to 10.50%. On September 3, 1998, after the development was completed, the Lease Agreement was amended to require annual rental payments of $133,356. The Partnership's share of the total acquisition costs, including the cost of the land, was $1,289,135. The remaining interests in the property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership.

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

        In the fourth quarter of 1999, the Partnership sold 13.5573% of its interest in the Timber Lodge Steakhouse in two separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $258,624, which resulted in a total net gain of $53,582. The total cost and related accumulated depreciation of the interests sold was $217,264 and $12,222, respectively. The majority of the net sale proceeds will be reinvested in additional property in the future.

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

        During 1999, twenty-one Limited Partners redeemed a total of 290 Partnership Units for $224,344 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of ninety-six Limited Partners redeemed 1,440.9 Partnership Units for $936,524. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS





Report of Independent Auditors

Balance Sheet as of December 31, 1999 and 1998

Statements for the Years Ended December 31, 1999 and 1998:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements




                 REPORT OF INDEPENDENT AUDITORS



To the Partners:
AEI Real Estate Fund XVII Limited Partnership
St. Paul, Minnesota



      We have audited the accompanying balance sheet of AEI Real Estate Fund XVII Limited Partnership (a Minnesota limited partnership) as of December 31, 1999 and 1998 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Real Estate Fund XVII Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



Minneapolis,  Minnesota        Boulay, Heutmaker, Zibell & Co. P.L.L.P.
January 25, 2000               Certified Public Accountants

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                                     1999          1998

CURRENT ASSETS:
  Cash and Cash Equivalents                      $   785,486   $   280,625
  Receivables                                              0         8,989
                                                  -----------   -----------
      Total Current Assets                           785,486       289,614
                                                  -----------   -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             4,482,806     4,933,769
  Buildings and Equipment                         10,389,784    10,819,889
  Construction in Progress                                 0       161,848
  Property Acquisition Costs                               0         6,433
  Accumulated Depreciation                        (3,004,630)   (2,870,126)
                                                  -----------   -----------
                                                  11,867,960    13,051,813
  Real Estate Held for Sale                          753,296       174,644
                                                  -----------   -----------
      Net Investments in Real Estate              12,621,256    13,226,457
                                                  -----------   -----------
           Total  Assets                         $13,406,742   $13,516,071
                                                  ===========   ===========


                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    40,494   $    29,499
  Distributions Payable                              268,512       204,457
                                                  -----------   -----------
      Total Current Liabilities                      309,006       233,956
                                                  -----------   -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                   (70,434)      (68,591)
  Limited Partners, $1,000 Unit value;
   30,000 Units authorized; 23,389 Units issued;
   21,658 and 21,948 outstanding in
   1999 and 1998, respectively                    13,168,170    13,350,706
                                                  -----------   -----------
      Total Partners' Capital                     13,097,736    13,282,115
                                                  -----------   -----------
        Total Liabilities and Partners' Capital  $13,406,742   $13,516,071
                                                  ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31


                                                   1999            1998

INCOME:
  Rent                                          $ 1,796,996    $ 1,555,446
  Investment Income                                  15,340        137,189
                                                 -----------    -----------
      Total Income                                1,812,336      1,692,635
                                                 -----------    -----------

EXPENSES:
  Partnership Administration - Affiliates           252,841        262,114
  Partnership Administration and Property
     Management - Unrelated Parties                  34,389         46,076
  Depreciation                                      399,417        360,493
  Real Estate Impairment                            125,000         25,000
                                                 -----------    -----------
      Total Expenses                                811,647        693,683
                                                 -----------    -----------

OPERATING INCOME                                  1,000,689        998,952

GAIN ON SALE OF REAL ESTATE                          53,582        416,282
                                                 -----------    -----------
NET INCOME                                      $ 1,054,271    $ 1,415,234
                                                 ===========    ===========

NET INCOME ALLOCATED:
  General Partners                              $    10,543    $    14,152
  Limited Partners                                1,043,728      1,401,082
                                                 -----------    -----------
                                                $ 1,054,271    $ 1,415,234
                                                 ===========    ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
(21,802 and 22,269 weighted average Units outstanding
 in 1999 and 1998, respectively)                $     47.87    $     62.92
                                                 ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31


                                                      1999           1998

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                       $ 1,054,271    $ 1,415,234

 Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                                     399,417        360,493
     Real Estate Impairment                           125,000         25,000
     Gain on Sale of Real Estate                      (53,582)      (416,282)
     (Increase) Decrease in Receivables                 8,989         (7,975)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                      10,995        (15,990)
                                                   -----------    -----------
       Total Adjustments                              490,819        (54,754)
                                                   -----------    -----------
       Net Cash Provided By
          Operating Activities                      1,545,090      1,360,480
                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                         (124,258)    (3,133,862)
  Proceeds from Sale of Real Estate                   258,624        850,996
                                                   -----------    -----------
       Net Cash Provided By (Used For)
          Investing Activities                        134,366     (2,282,866)
                                                   -----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in Distributions Payable                    64,055         35,679
  Distributions to Partners                        (1,012,040)      (998,154)
  Redemption Payments                                (226,610)      (449,677)
                                                   -----------    -----------
       Net Cash Used For
          Financing  Activities                    (1,174,595)    (1,412,152)
                                                   -----------    -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                               504,861     (2,334,538)

CASH AND CASH EQUIVALENTS, beginning of period        280,625      2,615,163
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS, end of period          $   785,486    $   280,625


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                                     Limited
                                                                   Partnership
                              General     Limited                     Units
                              Partners    Partners       Total     Outstanding


BALANCE, December 31, 1997  $(68,265)  $13,382,977  $13,314,712    22,555.89

  Distributions               (9,981)     (988,173)    (998,154)

  Redemption Payments         (4,497)     (445,180)    (449,677)     (608.00)

  Net Income                  14,152     1,401,082    1,415,234
                             ---------  -----------  -----------  ----------
BALANCE, December 31, 1998   (68,591)   13,350,706   13,282,115    21,947.89

  Distributions              (10,120)   (1,001,920)  (1,012,040)

  Redemption Payments         (2,266)     (224,344)    (226,610)     (290.00)

  Net Income                  10,543     1,043,728    1,054,271
                             ---------  -----------  -----------  -----------
BALANCE, December 31, 1999  $(70,434)  $13,168,170  $13,097,736    21,657.89
                             =========  ===========  ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(1)  Organization -

     AEI Real Estate Fund XVII Limited Partnership (Partnership) was formed to acquire and lease commercial properties to operating tenants. The Partnership's operations are managed by AEI Fund Management XVII, Inc. (AFM), the Managing General Partner. Robert P. Johnson, the President and sole shareholder of AFM, serves as the Individual General Partner and an affiliate of AFM, AEI Fund Management, Inc. (AEI), performs the administrative and operating functions for the Partnership.

     The terms of the Partnership offering call for a subscription price of $1,000 per Limited Partnership Unit, payable on acceptance of the offer. The Partnership commenced operations on February 10, l988 when minimum subscriptions of 2,000 Limited Partnership Units ($2,000,000) were accepted. The offering terminated on November 1, 1988 when the one-year offering period expired. The Partnership received subscriptions for 23,388.7 Limited Partnership Units ($23,388,700).

     Under the terms of the Limited Partnership Agreement, the Limited Partners and General Partners contributed funds of $23,388,700 and $1,000, respectively. During operations, any Net Cash Flow, as defined, which the General Partners determine to distribute will be distributed 90% to the Limited Partners and 10% to the General Partners; provided, however, that such distributions to the General Partners will be subordinated to the Limited Partners first receiving an annual, noncumulative distribution of Net Cash Flow equal to 10% of their Adjusted Capital Contribution, as defined, and, provided further, that in no event will the General Partners receive less than 1% of such Net Cash Flow per annum. Distributions to Limited Partners will be made pro rata by Units.

     Any Net Proceeds of Sale, as defined, from the sale or financing of properties which the General Partners determine to distribute will, after provisions for debts and reserves, be paid in the following manner: (i) first, 99% to the Limited Partners and l% to the General Partners until the Limited Partners receive an amount equal to: (a) their Adjusted Capital Contribution plus (b) an amount equal to 6% of their Adjusted Capital Contribution per annum, cumulative but not compounded, to the extent not previously distributed from Net Cash Flow; (ii) next, 99% to the Limited Partners and 1% to the General Partners until the Limited Partners receive an amount equal to 14% of their Adjusted Capital Contribution per annum, cumulative but not compounded, to the extent not previously distributed; (iii) next, to the General Partners until cumulative distributions to the General Partners under Items (ii) and (iii) equal 15% of cumulative distributions to all Partners under Items (ii) and (iii). Any remaining balance will be distributed 85% to the Limited Partners and 15% to the General Partners. Distributions to the Limited Partners will be made pro rata by Units.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(1)  Organization - (Continued)

     For tax purposes, profits from operations, other than profits attributable to the sale, exchange, financing, refinancing or other disposition of property, will be allocated first in the same ratio in which, and to the extent, Net Cash Flow is distributed to the Partners for such year. Any additional profits will be allocated 90% to the Limited Partners and 10% to the General Partners. In the event no Net Cash Flow is distributed to the Limited
     Partners, 90% of each item of income, gain or credit for each respective year shall be allocated to the Limited Partners, and 10% of each such item shall be allocated to the General Partners. Net losses from operations will be allocated 98% to the Limited Partners and 2% to the General Partners.

     For tax purposes, profits arising from the sale, financing, or other disposition of property will be allocated in accordance with the Partnership Agreement as follows: (i) first, to those partners with deficit balances in their capital accounts in an amount equal to the sum of such deficit balances; (ii) second, 99% to the Limited Partners and 1% to the General Partners until the aggregate balance in the Limited Partners' capital accounts equals the sum of the Limited Partners' Adjusted Capital Contributions plus an amount equal to 14% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously allocated; (iii) third, to the General Partners until cumulative allocations to the General Partners equal 15% of cumulative allocations. Any remaining balance will be allocated 85% to the Limited Partners and 15% to the
     General Partners. Losses will be allocated 98% to the Limited Partners and 2% to the General Partners.

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

                   DECEMBER 31, 1999 AND 1998

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

                   DECEMBER 31, 1999 AND 1998

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

(3)  Related Party Transactions -

     The Partnership owns a 65% interest in a Sports City Cafe, a 75% interest in a Jiffy Lube and a 50% interest in a parcel of land in Indianapolis, Indiana. The remaining interests in these properties are owned by AEI Real Estate Fund XVI Limited Partnership, an affiliate of the Partnership. The Partnership owns a 60% interest in a TGI Friday's restaurant. The remaining interest in this property is owned by AEI Income & Growth Fund XXII Limited Partnership, an affiliate of the Partnership. The Partnership owns a 26.05% interest in the Champps Americana restaurant in Troy, Michigan. The remaining interests in this property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership. The Partnership owns a 14% interest in the Champps Americana restaurant in Centerville, Ohio. The remaining interests in this property are owned by AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership. As of December 31, 1999, the Partnership owns a 17.2367%
     interest in the Timber Lodge Steakhouse in St. Cloud, Minnesota. The remaining interests in this property are owned by unrelated third parties. AEI Institutional Net
     Lease Fund '93 Limited Partnership, an affiliate of the Partnership, owned a 38.412% interest in this property until the interest was sold, in a series of transactions, to unrelated third parties in 1998 and 1999. AEI Real Estate Fund XV Limited Partnership owned a 30.794% interest in this property until the interest was sold, in a series of transactions, to unrelated third parties in 1999.


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(3)  Related Party Transactions - (Continued)

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                    Total Incurred by the Partnership
                                     for the Years Ended December 31

                                                  1999          1998
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                     $ 252,841    $ 262,114
                                                 ========     ========
b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties.  These expenses included
  printing costs, legal and filing fees, direct
  administrative costs, outside audit and
  accounting costs, taxes, insurance and other
  property costs.                               $  34,389    $  46,076
                                                 ========     ========

c.AEI is reimbursed for all property acquisition
  costs incurred by it in acquiring properties on
  behalf of the Partnership.  The amounts are net
  of financing and commitment fees and expense
  reimbursements received by the Partnership from
  the lessees in the amount of $10,679 and $116,678
  for 1999 and 1998, respectively.              $  (6,076)   $ (53,539)
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

                   DECEMBER 31, 1999 AND 1998

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

     The cost of the properties not held for sale and the related
     accumulated  depreciation  at  December  31,  1999  are   as
     follows:
                                         Buildings and            Accumulated
      Property                    Land     Equipment      Total   Depreciation

Jiffy Lube, Dallas, TX       $  193,479  $   261,145  $   454,624  $  123,966
Taco  Cabana, San Marcos, TX    279,727      733,778    1,013,505     354,687
Denny's,  Casa  Grande, AZ      216,812      504,608      721,420     213,377
Children's  World,
 St. Louis, MO                  203,446      747,181      950,627     297,142
Children's World,
 Merrimack, NH                  282,530      876,712    1,159,242     339,698
Children's World, Chino, CA     357,793      947,725    1,305,518     376,800
Children's  World,
 Palatine, IL                   135,945      665,153      801,098     260,460
Bennigan's, Cincinnati, OH      666,298    1,232,470    1,898,768     521,087
Cheddar's, Davenport, IA        524,026    1,006,908    1,530,934     338,360
Timber Lodge Steakhouse,
 St. Cloud, MN                   60,214      216,015      276,229      15,935
TGI  Friday's, Greensburg, PA   445,546      563,499    1,009,045      39,762



          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(4)  Investments in Real Estate - (Continued)

                                         Buildings and            Accumulated
Property                          Land     Equipment      Total   Depreciation

Champps Americana,
 Troy, MI                       416,519      872,616    1,289,135      40,393
Timber Lodge Steakhouse,
 Rochester, MN                  421,275    1,489,493    1,910,768      73,815
Champps Americana,
 Centerville, OH                279,196      272,481      551,677       9,148
                              ----------  -----------  -----------  ---------
                             $4,482,806  $10,389,784  $14,872,590  $3,004,630
                              ==========  ===========  ===========  =========


     The Partnership owns a 65% interest in a restaurant in Mesquite, Texas. In December, 1995, the Partnership took possession of the property after the lessee was unable to perform under the terms of the Lease. In March, 1997, the property was re-leased to Texas Sports City Cafe, Ltd. (Texas) under a triple net lease agreement with a primary term of 12 years. In January, 2000, Texas notified the Partnership that they were discontinuing the restaurant operations. The Partnership is negotiating to sell the property for $900,000 to an unrelated third party, whom has assumed the restaurant operations from Texas. The Partnership's share of the sale proceeds would be $585,000. In the fourth quarter of 1999, a charge to operations of $125,000 was recognized for real estate impairment, which was the difference between the book value at December 31,
     1999 of $703,652 and the estimated net proceeds from the sale. The charge was recorded against the cost of the building. The land and building have been classified as Real Estate Held for Sale at December 31, 1999.

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

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(4)  Investments in Real Estate - (Continued)

     During 1998, the Partnership distributed $63,386 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions, which represented a return of capital of $2.82 per Limited Partnership Unit.

     On December 23, 1997, the Partnership purchased a 26.05% interest in a parcel of land in Troy, Michigan for $393,620. The land is leased to Champps Operating Corporation (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $27,553. Effective June 20, 1998, the annual rent was increased to $41,330. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to Champps for the construction of a Champps Americana restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 7.0%. Effective June 20, 1998, the interest rate was increased to 10.50%. On September 3, 1998, after the development was completed, the Lease Agreement was amended to require annual rental payments of $133,356. The Partnership's share of the total acquisition costs, including the cost of the land, was $1,289,135.

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

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(4)  Investments in Real Estate - (Continued)

     In the fourth quarter of 1999, the Partnership sold 13.5573% of its interest in the Timber Lodge Steakhouse in two separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $258,624, which resulted in a total net gain of $53,582. The total cost and related accumulated depreciation of the interests sold was $217,264 and $12,222, respectively. The majority of the net sale proceeds will be reinvested in additional property in the future.

     The   minimum  future  rentals  on  the  Leases  for   years
     subsequent to December 31, 1999 are as follows:

                       2000        $ 1,813,661
                       2001          1,837,568
                       2002          1,867,166
                       2003          1,883,300
                       2004          1,617,468
                       Thereafter   11,068,979
                                    -----------
                                   $20,088,142
                                    ===========

     There were no contingent rents recognized in 1999 or 1998.

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                       1999       1998
      Tenants                  Industry

     ARAMARK Educational
        Resources, Inc.             Child Care     $  530,359   $  521,100
     Timber Lodge Steakhouse, Inc.  Restaurant        248,384          N/A
     Heartland Restaurant
        Corporation                 Restaurant        245,042      235,617
     Champps Americana Group        Restaurant        188,055          N/A
     Texas Taco Cabana L.P.         Restaurant            N/A      162,122
                                                    ----------   ----------

     Aggregate rent revenue of major tenants       $1,211,840   $  918,839
                                                    ==========   ==========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                    67%          59%
                                                    ==========   ==========



          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(6)  Partners' Capital -

     Cash distributions of $12,386 and $14,478 were made to the General Partners and $1,001,920 and $988,173 were made to the Limited Partners for the years ended December 31, 1999 and 1998, respectively. The Limited Partners' distributions represent $45.96 and $44.37 per Limited Partnership Unit outstanding using 21,802 and 22,269 weighted average Units in 1999 and 1998. The distributions represent $37.51 and $42.82 per Unit of Net Income and $8.45 and $1.55 and per Unit of return of contributed capital in 1999 and 1998, respectively.

     As  part  of  the  Limited  Partner distributions  discussed above, the Partnership distributed $62,752 of proceeds  from
     property  sales  in  1998.   The distributions  reduced  the
     Limited Partners' Adjusted Capital Contributions.

     Distributions of Net Cash Flow to the General Partners during 1999 and 1998 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to the Limited Partners and 1% to the General Partners.

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

     During 1999, twenty-one Limited Partners redeemed a total of 290 Partnership Units for $224,344 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In 1998, fifty-one Limited Partners redeemed a total of 608 Partnership Units for $445,180. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $817.43 per original $1,000 invested.



          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(7)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                1999           1998

     Net Income for Financial
      Reporting Purposes                    $1,054,271     $1,415,234

     Depreciation for Tax Purposes Under
      Depreciation for Financial
      Reporting Purposes                        45,931         58,241

     Property Expenses for Tax Purposes
      (Over) Under Expenses for Financial
      Reporting Purposes                        (4,844)           464

     Real Estate Impairment Loss
      Not Recognized for Tax Purposes          125,000         25,000

     Gain on Sale of Real Estate for
      Tax Purposes Under Gain for
      Financial Reporting Purposes                 (68)       (41,122)
                                             -----------    -----------
           Taxable Income to Partners       $1,220,290     $1,457,817
                                             ===========    ===========



          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(7)  Income Taxes - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December
     31:

                                                1999           1998

     Partners' Capital for
       Financial  Reporting Purposes        $13,097,736    $13,282,115

     Adjusted Tax Basis of Investments
      in Real Estate Over Net
      Investments in Real Estate for
      Financial Reporting Purposes              588,058        417,195

     Property Expenses for Tax Purposes
      Under Expenses for Financial
      Reporting Purposes                         33,065         37,909

     Syndication Costs
      Treated as Reduction of Capital
      for Financial Reporting Purposes        3,149,157      3,149,157
                                             -----------    -----------
           Partners' Capital for
               Tax  Reporting Purposes      $16,868,015    $16,886,376
                                             ===========    ===========

(8)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                     1999                  1998
                            Carrying     Fair     Carrying      Fair
                             Amount     Value      Amount       Value

     Cash                 $     326   $     326   $     326   $     326
     Money Market Funds     785,160     785,160     280,299     280,299
                           ---------   ---------   ---------   ---------
       Total Cash and
        Cash Equivalents  $ 785,486   $ 785,486   $ 280,625   $ 280,625
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

        Robert P. Johnson, age 55, is Chief Executive Officer, President and Director and has held these positions since the formation of AFM in July, 1987, and has been elected to continue in these positions until December, 2000. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc. (formerly AEI Incorporated), which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in fifteen other limited partnerships.

        Mark E. Larson, age 47, is Executive Vice President, Treasurer and Chief Financial Officer and has been elected to continue in these positions until December, 2000. Mr. Larson has been Treasurer since the formation of AFM in July, 1987, Executive Vice President since December, 1987 and Chief Financial Officer since January, 1990. In January, 1993, Mr. Larson was elected to serve as Secretary of AFM and will continue to serve until December, 2000. Mr. Larson has been employed by AEI Fund Management, Inc. and affiliated entities since 1985. From 1979 to 1985, Mr. Larson was with Apache Corporation as manager of Program Accounting responsible for the accounting and reports for approximately 46 public partnerships. Mr. Larson is responsible for supervising the accounting functions of AFM and the registrant.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 29, 2000:

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

ITEM 12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS. (Continued)

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties through the period from inception through December 31, 1999.

Person or Entity                                      Amount Incurred From
  Receiving                 Form and Method      Inception (February 10, 1988)
Compensation                of Compensation           To December 31, 1999

AEI Securities, Inc.  Selling Commissions equal to 8% of     $2,338,870
(formerly AEI         proceeds plus a 2% nonaccountable
Incorporated)         expense allowance, most of which was
                      reallowed to Participating Dealers.

General Partners and  Reimbursement at Cost for other        $  815,886
Affiliates            Organization and Offering Costs.

General Partners and  Reimbursement at Cost for all          $  806,457
Affiliates            Acquisition Expenses

General Partners      1% of Net Cash Flow in any fiscal      $  192,787
                      year until the Limited Partners have
                      received annual, non-cumulative
                      distributions of Net Cash Flow equal
                      to 10% of their Adjusted Capital
                      Contributions and 10% of any remaining
                      Net Cash Flow in such fiscal year.

General Partners and  Reimbursement at Cost for all          $3,140,503
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

ITEM 12.  CERTAIN RELATIONSHIPS  AND  RELATED  TRANSACTIONS. (Continued)

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid, (ii) the cumulative property management fees allowed but not paid, (iii) any real estate commission allowed under the Guidelines, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed. The reimbursements not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 1999, the cumulative reimbursements to the General Partners and their affiliates did not exceed these amounts.


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
                     Towne  Crossing  Boulevard, Mesquite,  Texas
                     (incorporated by reference to Exhibit  10.17
                     of Form 10-KSB filed with the Commission on March 24, 1997).

              10.11  Net  Lease  Agreement
                     dated   November   18,  1997   between   the
                     Partnership,   AEI  Real  Estate   Fund   XV
                     Limited  Partnership, AEI Institutional  Net
                     Lease  Fund  '93  Limited  Partnership   and
                     Timber  Lodge Steakhouse, Inc.  relating  to
                     the  property  at 3590 Second Street  South,
                     St.   Cloud,   Minnesota  (incorporated   by
                     reference to Exhibit 10.20 of Form 10-KSB filed with the Commission on March 23,
                     1998).

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A. (Continued)

          A. Exhibits -
                                    Description

              10.12  Net  Lease  Agreement
                     dated   December   10,  1997   between   the
                     Partnership, AEI Income & Growth  Fund  XXII
                     Limited   Partnership   and   Ohio    Valley
                     Bistros,  Inc. relating to the  property  at
                     #1507,    Rural   Route   #6,    Greensburg,
                     Pennsylvania  (incorporated by reference  to
                     Exhibit 10.21 of Form 10-KSB filed with the Commission on March 23, 1998).

              10.13  Net  Lease  Agreement
                     dated   December   23,  1997   between   the
                     Partnership, AEI Net Lease Income  &  Growth
                     Fund   XIX  Limited  Partnership,  AEI  Real
                     Estate  Fund XVIII Limited Partnership,  AEI
                     Real Estate Fund XV Limited Partnership  and
                     Champps Entertainment, Inc. relating to  the
                     property at 301 West Big Beaver Road,  Troy,
                     Michigan   (incorporated  by  reference   to
                     Exhibit 10.23 of Form 10-KSB filed with the Commission on March 23, 1998).

              10.14  Net  Lease  Agreement
                     dated   January   15,   1998   between   the
                     Partnership  and  Timber  Lodge  Steakhouse,
                     Inc.   relating  to  the  property  at  4140
                     Frontage    Road    Northwest,    Rochester,
                     Minnesota  (incorporated  by  reference   to
                     Exhibit 10.25 of Form 10-KSB filed with the Commission on March 23, 1998).

              10.15  First  Amendment  to  Net  Lease
                     Agreement dated September 3, 1998 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership, AEI Real Estate Fund XV Limited Partnership and Champps Entertainment, Inc. relating to the property at 301 West Big Beaver Road, Troy, Michigan (incorporated by reference to Exhibit 10.2 of Form 8-K filed with the Commission on September 15, 1998).

              10.16  First  Amendment  to  Net  Lease
                     Agreement  dated September 3,  1998  between
                     the    Partnership    and    Timber    Lodge
                     Steakhouse,  Inc. relating to  the  property
                     at  4140 Frontage Road Northwest, Rochester,
                     Minnesota  (incorporated  by  reference   to
                     Exhibit  10.4  of Form 8-K  filed  with  the
                     Commission on September 15, 1998).

              10.17  Assignment  of  the  Development
                     Financing  Agreement and Net Lease Agreement
                     dated   August   27,   1998   between    the
                     Partnership,  AEI  Real  Estate  Fund  XVIII
                     Limited  Partnership, AEI  Income  &  Growth
                     Fund  XXI Limited Partnership, AEI Income  &
                     Growth  Fund  XXII Limited Partnership,  and
                     Americana Dining Corporation relating to the property at 7880 Washington Village Drive, Centerville, Ohio (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed with the Commission on November 9,
                     1998).

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A. (Continued)

          A. Exhibits -
                                     Description

              10.18  Development  Financing  Agreement
                     dated  June  29, 1998 between AEI  Income  &
                     Growth  Fund  XXII Limited  Partnership  and
                     Americana Dining Corporation relating to the property at 7880 Washington Village Drive, Centerville, Ohio (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed with the Commission on November 9,
                     1998).

              10.19  Net  Lease Agreement  dated  June
                     29,  1998  between AEI Income & Growth  Fund
                     XXII   Limited  Partnership  and   Americana
                     Dining  Corporation relating to the property
                     at    7880    Washington   Village    Drive,
                     Centerville,    Ohio    (incorporated     by
                     reference to Exhibit 10.3 of Form 10-QSB filed with the Commission on November 9,
                     1998).

              10.20  First  Amendment  to  Net  Lease
                     Agreement  dated  January 27,  1999  between
                     the  Partnership, AEI Real Estate Fund XVIII
                     Limited  Partnership, AEI  Income  &  Growth
                     Fund  XXI Limited Partnership, AEI Income  &
                     Growth  Fund  XXII Limited  Partnership  and
                     Americana  Dining  Corp.  relating  to   the
                     property  at 7880 Washington Village  Drive,
                     Centerville,    Ohio    (incorporated     by
                     reference to Exhibit 10.29 of Form 10-KSB filed with the Commission on March 15,
                     1999).

              10.21  Purchase Agreement dated November
                     18,  1999  between the Partnership  and  AEI
                     Real Estate Fund XV Limited Partnership  and
                     Kilduff 1996 Revocable Trust dated June  20,
                     1996   relating  to  the  property  at  3950
                     Second Street South, St. Cloud, Minnesota.

              10.22  Property  Co-Tenancy   Ownership
                     Agreement dated November 19, 1999 between the Partnership and Kilduff 1996 Revocable Trust dated June 20, 1996 relating to the property at 3950 Second Street South, St. Cloud, Minnesota.

              10.23  Purchase Agreement dated December
                     6,  1999 between the Partnership and William
                     Jay and Georgeann McNaughtan relating to the property at 3950 Second Street South,
                     St. Cloud, Minnesota.

              10.24  Property  Co-Tenancy   Ownership
                     Agreement  dated  December 9,  1999  between
                     William   Jay   McNaughtan   and   Georgeann
                     McNaughtan relating to the property at  3950
                     Second Street South, St. Cloud, Minnesota.

              27     Financial Data Schedule for
                     year ended December 31, 1999.

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


                          AEI REAL ESTATE FUND XVII
                          Limited Partnership
                          By: AEI Fund Management XVII, Inc.
                              Its Managing General Partner


March 10, 2000            By: /s/ Robert P. Johnson
                                  Robert P. Johnson, President and Director
                                  (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                                  Title                        Date


/s/ Robert P. Johnson  President (Principal Executive Officer)  March 10, 2000
    Robert P. Johnson  and Sole Director of Managing General
                       Partner

/s/ Mark E. Larson     Executive Vice President, Treasurer      March 10, 2000
    Mark E. Larson     and Chief Financial Officer
                       (Principal Accounting Officer)