Form 10QSB
period 2000-03-31
AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
filed 2000-05-05
CIK 819577

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2000

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of March 31, 2000 and December 31, 1999

         Statements for the Periods ended March 31, 2000 and 1999:

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

                          BALANCE SHEET

              MARCH 31, 2000 AND DECEMBER 31, 1999

                           (Unaudited)

                             ASSETS

                                                      2000           1999

CURRENT ASSETS:
  Cash and Cash Equivalents                      $   905,739     $   785,486
  Receivables                                         10,632               0
                                                  -----------     -----------
      Total Current Assets                           916,371         785,486
                                                  -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             4,482,806       4,482,806
  Buildings and Equipment                         10,389,784      10,389,784
  Accumulated Depreciation                        (3,092,843)     (3,004,630)
                                                  -----------     -----------
                                                  11,779,747      11,867,960
  Real Estate Held for Sale                          753,296         753,296
                                                  -----------     -----------
      Net Investments in Real Estate              12,533,043      12,621,256
                                                  -----------     -----------
           Total  Assets                         $13,449,414     $13,406,742
                                                  ===========     ===========


                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    27,297     $    40,494
  Distributions Payable                              289,544         268,512
  Unearned Rent                                       76,181               0
                                                  -----------     -----------
      Total Current Liabilities                      393,022         309,006
                                                  -----------     -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                   (70,848)        (70,434)
  Limited Partners, $1,000 Unit value;
   30,000 Units authorized; 23,389 Units issued;
   21,658 outstanding                             13,127,240      13,168,170
                                                  -----------     -----------
      Total Partners' Capital                     13,056,392      13,097,736
                                                  -----------     -----------
        Total Liabilities and Partners' Capital  $13,449,414     $13,406,742
                                                  ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                  2000           1999

INCOME:
   Rent                                       $   452,688    $   446,279
   Investment Income                               10,246          4,074
                                               -----------    -----------
        Total Income                              462,934        450,353
                                               -----------    -----------

EXPENSES:
   Partnership Administration - Affiliates         69,313         66,566
   Partnership Administration and Property
      Management - Unrelated Parties               33,804         15,908
   Depreciation                                    88,213        101,840
                                               -----------    -----------
        Total Expenses                            191,330        184,314
                                               -----------    -----------

NET INCOME                                    $   271,604    $   266,039
                                               ===========    ===========

NET INCOME ALLOCATED:
   General Partners                           $     2,716    $     2,660
   Limited Partners                               268,888        263,379
                                               -----------    -----------
                                              $   271,604    $   266,039
                                               ===========    ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
 (21,658 and 21,948 weighted average Units
 outstanding in 2000 and 1999)                $     12.42    $     12.00
                                               ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                       2000          1999

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                     $   271,604   $   266,039

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                       88,213       101,840
     (Increase) Decrease in Receivables                (10,632)        8,989
     Decrease in Payable to
        AEI Fund Management, Inc.                      (13,197)      (10,840)
     Increase in Unearned Rent                          76,181        61,902
                                                    -----------   -----------
        Total Adjustments                              140,565       161,891
                                                    -----------   -----------
        Net Cash Provided By
        Operating Activities                           412,169       427,930
                                                    -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                                0      (124,258)
                                                    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                    21,032        64,157
   Distributions to Partners                          (312,948)     (290,980)
                                                    -----------   -----------
        Net Cash Used For
        Financing Activities                          (291,916)     (226,823)
                                                    -----------   -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS              120,253        76,849

CASH AND CASH EQUIVALENTS, beginning of period         785,486       280,625
                                                    -----------   -----------
CASH AND CASH EQUIVALENTS, end of period           $   905,739   $   357,474
                                                    ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)



                                                                   Limited
                                                                 Partnership
                             General      Limited                   Units
                             Partners     Partners      Total    Outstanding


BALANCE, December 31, 1998   $(68,591)  $13,350,706   $13,282,115    21,947.89

  Distributions                (2,909)     (288,071)     (290,980)

  Net Income                    2,660       263,379       266,039
                              --------   -----------   -----------  ----------
BALANCE, March 31, 1999      $(68,840)  $13,326,014   $13,257,174    21,947.89
                              ========   ===========   ===========  ==========


BALANCE, December 31, 1999   $(70,434)  $13,168,170   $13,097,736    21,657.89

  Distributions                (3,130)     (309,818)     (312,948)

  Net Income                    2,716       268,888       271,604
                              --------   -----------   -----------  ----------
BALANCE, March 31, 2000      $(70,848)  $13,127,240   $13,056,392    21,657.89
                              ========   ===========   ===========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 2000

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


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate -

     In January, 2000, Texas Sports City Cafe, Ltd. (Texas), the lessee of the Sports City Cafe, notified the Partnership that they were discontinuing the restaurant operations. The Partnership is negotiating to sell the property for $900,000 to an unrelated third party, whom has assumed the restaurant operations from Texas. The Partnership's share of the sale proceeds would be $585,000. In the fourth quarter of 1999, a charge to operations of $125,000 was recognized for real estate impairment, which was the difference between the book value at December 31, 1999 of $703,652 and the estimated net proceeds from the sale. The charge was recorded against the cost of the building. The land and building have been classified as Real Estate Held for Sale.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the three months ended March 31, 2000 and 1999, the Partnership recognized rental income of $452,688 and $446,279, respectively. During the same periods, the Partnership earned investment income of $10,246 and $4,074, respectively. In 2000, rental income increased as a result of rent increases on ten properties which were partially offset by a decrease in rent due to property sales in 1999. In 2000, additional investment income was earned on the net proceeds from property sales.

        In January, 2000, Texas Sports City Cafe, Ltd. (Texas), the lessee of the Sports City Cafe, notified the Partnership that they were discontinuing the restaurant operations. The Partnership is negotiating to sell the property for $900,000 to an unrelated third party, whom has assumed the restaurant operations from Texas. The Partnership's share of the sale proceeds would be $585,000. In the fourth quarter of 1999, a charge to operations of $125,000 was recognized for real estate impairment, which was the difference between the book value at December 31, 1999 of $703,652 and the estimated net proceeds from the sale. The charge was recorded against the cost of the building. The land and building have been classified as Real Estate Held for Sale.

       During the three months ended March 31, 2000 and 1999, the Partnership paid Partnership administration expenses to affiliated parties of $69,313 and $66,566, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $33,804 and $15,908, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of March 31, 2000, the Partnership's annualized cash distribution rate was 7.0%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During the three months ended March 31, 2000, the Partnership's cash balances increased $120,253 as the Partnership distributed less cash to the Partners than it generated from operating activities. Net cash provided by operating activities decreased from $427,930 in 1999 to $412,169 in 2000 due to an increase in expenses in 2000 and net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by an increase in income in 2000.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. For the three months ended March 31, 1999, the Partnership expended $124,258 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested the cash generated from property sales.

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

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners on a quarterly basis. Effective January 1, 2000, the Partnership's distribution rate was increased from 6.5% to 7.0%. As a result, distributions were higher during the first three months of 2000, when compared to the same period in 1999.

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

        On April 1, 2000, thirty-one Limited Partners redeemed a total of 349 Partnership Units for $272,807 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 117 Limited Partners redeemed 1,730.9 Partnership Units for
$1,160,868. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

       The continuing rent payments from the properties, together with  cash  generated from property sales, should be adequate  to
fund   continuing   distributions  and  meet  other   Partnership
obligations on both a short-term and long-term basis.

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

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a. Exhibits -
                            Description

           10.1  Occupancy  Agreement dated  February
                 17,  2000  between  the  Partnership,  AEI
                 Real  Estate Fund XVI Limited Partnership,
                 Nick Mehmeti and Duncan Burch relating  to
                 the   property  at  3808  Towne   Crossing
                 Boulevard, Mesquite, Texas.

           10.2  Purchase  Agreement dated  April  5,
                 2000  between  the Partnership,  AEI  Real
                 Estate Fund XVI Limited Partnership,  Nick
                 Mehmeti and Duncan Burch relating  to  the
                 property    at    3808   Towne    Crossing
                 Boulevard, Mesquite, Texas.

           27    Financial Data Schedule  for  period
                 ended March 31, 2000.

        b. Reports filed on Form  8-K  - None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 5, 2000           AEI Real Estate Fund XVII
                              Limited Partnership
                              By:  AEI Fund Management XVII, Inc.
                              Its: Managing General Partner



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