Form 10QSB
period 2000-06-30
AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
filed 2000-08-14
CIK 819577

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2000

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of June 30, 2000 and December 31, 1999

          Statements for the Periods ended June 30, 2000 and 1999:

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

                          BALANCE SHEET

               JUNE 30, 2000 AND DECEMBER 31, 1999

                           (Unaudited)

                             ASSETS

                                                      2000          1999
CURRENT ASSETS:
  Cash and Cash Equivalents                       $   496,928   $   785,486
  Receivables                                           2,967             0
                                                   -----------   -----------
      Total Current Assets                            499,895       785,486
                                                   -----------   -----------
INVESTMENTS IN REAL ESTATE:
  Land                                              4,703,178     4,482,806
  Buildings and Equipment                          10,389,784    10,389,784
  Construction in Progress                              4,923             0
  Accumulated Depreciation                         (3,178,078)   (3,004,630)
                                                   -----------   -----------
                                                   11,919,807    11,867,960
  Real Estate Held for Sale                           753,296       753,296
                                                   -----------   -----------
      Net Investments in Real Estate               12,673,103    12,621,256
                                                   -----------   -----------
           Total  Assets                          $13,172,998   $13,406,742
                                                   ===========   ===========

                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $     5,323   $    40,494
  Distributions Payable                               289,686       268,512
  Earnest Money Deposit                                32,565             0
  Unearned Rent                                        78,131             0
                                                   -----------   -----------
      Total Current Liabilities                       405,705       309,006
                                                   -----------   -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                    (73,739)      (70,434)
  Limited Partners, $1,000 Unit value;
   30,000 Units authorized; 23,389 Units issued;
   21,309 and 21,658 Units outstanding
   in 2000 and 1999, respectively                  12,841,032    13,168,170
                                                   -----------   -----------
      Total Partners' Capital                      12,767,293    13,097,736
                                                   -----------   -----------
        Total Liabilities and Partners' Capital   $13,172,998   $13,406,742
                                                   ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                               Three Months Ended        Six Months Ended
                             6/30/00         6/30/99   6/30/00       6/30/99

INCOME:
 Rent                       $ 452,245      $ 449,072   $ 904,933   $ 895,351
 Investment Income              6,476          3,013      16,722       7,087
                             ---------      ---------   ---------   ---------
        Total Income          458,721        452,085     921,655     902,438
                             ---------      ---------   ---------   ---------

EXPENSES:
 Partnership Administration -
  Affiliates                   66,983         66,697     136,296     133,263
 Partnership Administration
  and Property Management -
  Unrelated Parties             7,100          5,985      40,904      21,893
 Depreciation                  85,235        101,426     173,448     203,266
                             ---------      ---------   ---------   ---------
        Total Expenses        159,318        174,108     350,648     358,422
                             ---------      ---------   ---------   ---------

NET INCOME                  $ 299,403      $ 277,977   $ 571,007   $ 544,016
                             =========      =========   =========   =========

NET INCOME ALLOCATED:
 General Partners           $   2,993      $   2,780   $   5,709   $   5,440
 Limited Partners             296,410        275,197     565,298     538,576
                             ---------      ---------   ---------   ---------
                            $ 299,403      $ 277,977   $ 571,007   $ 544,016
                             =========      =========   =========   =========
NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 21,309, 21,948, 21,483 and
 21,948 weighted average
 Units outstanding for the
 periods, respectively)     $   13.91      $   12.54   $   26.31   $   24.54
                             =========      =========   =========   =========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                         2000           1999

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                        $  571,007   $  544,016

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                        173,448      203,266
     (Increase) Decrease in Receivables                   (2,967)       8,989
     Decrease in Payable to
        AEI Fund Management, Inc.                        (35,171)     (21,799)
     Increase in Unearned Rent                            78,131       53,350
                                                       ----------   ----------
        Total Adjustments                                213,441      243,806
                                                       ----------   ----------
        Net Cash Provided By
        Operating Activities                             784,448      787,822
                                                       ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                           (225,295)    (124,258)
   Increase in Earnest Money Deposit                      32,565            0
                                                       ----------   ----------
        Net Cash Used For
        Investing Activities                            (192,730)    (124,258)
                                                       ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                      21,174       26,405
   Distributions to Partners                            (625,888)    (544,091)
   Redemption Payments                                  (275,562)           0
                                                       ----------   ----------
        Net Cash Used For
        Financing Activities                            (880,276)    (517,686)
                                                       ----------   ----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                 (288,558)     145,878

CASH AND CASH EQUIVALENTS, beginning of  period          785,486      280,625
                                                       ----------   ----------
CASH AND CASH EQUIVALENTS, end of period              $  496,928   $  426,503
                                                       ==========   ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)



                                                                     Limited
                                                                   Partnership
                            General      Limited                      Units
                            Partners     Partners       Total      Outstanding


BALANCE, December 31, 1998  $(68,591)  $13,350,706   $13,282,115    21,947.89

  Distributions               (5,440)     (538,651)     (544,091)

  Net Income                   5,440       538,576       544,016
                             --------   -----------   -----------  -----------
BALANCE, June 30, 1999      $(68,591)  $13,350,631   $13,282,040    21,947.89
                             ========   ===========   ===========  ===========


BALANCE, December 31, 1999  $(70,434)  $13,168,170   $13,097,736    21,657.89

  Distributions               (6,259)     (619,629)     (625,888)

  Redemption Payments         (2,755)     (272,807)     (275,562)     (349.00)

  Net Income                   5,709       565,298       571,007
                             --------   -----------   -----------  -----------
BALANCE, June 30, 2000      $(73,739)  $12,841,032   $12,767,293    21,308.89
                             ========   ===========   ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2000

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

                          JUNE 30, 2000
                           (Continued)

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


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2000
                           (Continued)

(3)  Investments in Real Estate -

     In January, 2000, Texas Sports City Cafe, Ltd. (Texas), the lessee of the Sports City Cafe, notified the Partnership that they were discontinuing the restaurant operations. The Partnership began negotiating to sell the property for $900,000 to an unrelated third party, whom has assumed the restaurant operations from Texas. The Partnership's share of the sale proceeds would be $585,000. In the fourth quarter of 1999, a charge to operations of $125,000 was recognized for real estate impairment, which was the difference between the book value at December 31, 1999 of $703,652 and the estimated net proceeds from the sale. The charge was recorded against the cost of the building. The land and building have been classified as Real Estate Held for Sale.

     In April, 2000, the Partnership received an earnest money deposit from the buyer of $32,565. On July 28, 2000, the sale closed with the Partnership receiving net sale proceeds of approximately $578,800, which resulted in a net gain of approximately $200.

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

     On May 8, 2000, the Partnership purchased a 17% interest in a parcel of land in Austin, Texas for $231,200. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $19,652. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to RI for the construction of a Razzoo's restaurant on the site. Through June 30, 2000, the Partnership had advanced $4,923 for the construction of the property and was charging interest on the advances at a rate of 8.5%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $583,100. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $57,000. The remaining interests in the property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership.


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2000
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     In the fourth quarter of 1999, the Partnership sold 13.5573% of its interest in the Timber Lodge Steakhouse in St. Cloud, Minnesota, in two separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $258,624, which resulted in a total net gain of $53,582. The total cost and related accumulated depreciation of the interests sold was $217,264 and $12,222, respectively. The majority of the net sale proceeds will be reinvested in additional property in the future.

     On July 3, 2000, the Partnership sold 10.0825% of the Timber Lodge Steakhouse in Rochester, Minnesota to an unrelated third party. The Partnership received net sale proceeds of approximately $215,000, which resulted in a net gain of approximately $32,500.

(4)  Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the six months ended June 30, 2000 and 1999, the Partnership recognized rental income of $904,933 and $895,351, respectively. During the same periods, the Partnership earned investment income of $16,722 and $7,087, respectively. In 2000, rental income increased as a result of rent increases on ten properties which were partially offset by a decrease in rent due to property sales in 1999. In 2000, additional investment income was earned on the net proceeds from property sales.

        In January, 2000, Texas Sports City Cafe, Ltd. (Texas), the lessee of the Sports City Cafe, notified the Partnership that they were discontinuing the restaurant operations. The Partnership began negotiating to sell the property for $900,000 to an unrelated third party, whom has assumed the restaurant operations from Texas. The Partnership's share of the sale proceeds would be $585,000. In the fourth quarter of 1999, a charge to operations of $125,000 was recognized for real estate impairment, which was the difference between the book value at December 31, 1999 of $703,652 and the estimated net proceeds from the sale. The charge was recorded against the cost of the building. The land and building have been classified as Real Estate Held for Sale.

        In April, 2000, the Partnership received an earnest money deposit from the buyer of $32,565. On July 28, 2000, the sale closed with the Partnership receiving net sale proceeds of
approximately  $578,800,  which  resulted  in  a  net   gain   of
approximately $200.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        During the six months ended June 30, 2000 and 1999, the Partnership paid Partnership administration expenses to affiliated parties of $136,296 and $133,263, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $40,904 and $21,893, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of June 30, 2000, the Partnership's annualized cash distribution rate was 7%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

         During the six months ended June 30, 2000, the Partnership's cash balances decreased $288,558 as a result of cash used to purchase additional property and distributions made in excess of cash generated from operating activities. Net cash provided by operating activities decreased from $787,822 in 1999 to $784,448 in 2000.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. For the six months ended June 30, 2000 and 1999, the Partnership expended $225,295 and $124,258, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested the cash generated from property sales.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        On May 8, 2000, the Partnership purchased a 17% interest in a parcel of land in Austin, Texas for $231,200. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $19,652. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to RI for the construction of a Razzoo's restaurant on the site. Through June 30, 2000, the
Partnership had advanced $4,923 for the construction of the property and was charging interest on the advances at a rate of 8.5%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $583,100. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $57,000. The remaining interests in the property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership.

        In the fourth quarter of 1999, the Partnership sold 13.5573% of its interest in the Timber Lodge Steakhouse in St. Cloud, Minnesota, in two separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $258,624, which resulted in a total net gain of $53,582. The total cost and related accumulated depreciation of the interests sold was $217,264 and $12,222, respectively. The majority of the net sale proceeds will be reinvested in additional property in the future.

        On July 3, 2000, the Partnership sold 10.0825% of the Timber Lodge Steakhouse in Rochester, Minnesota to an unrelated third party. The Partnership received net sale proceeds of
approximately  $215,000,  which  resulted  in  a  net   gain   of
approximately $32,500.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners on a quarterly basis. Effective January 1, 2000, the Partnership's distribution rate was increased from 6.5% to 7.0%. As a result, distributions were higher during the first six months of 2000, when compared to the same period in 1999.

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

        On July 1, 2000, twenty Limited Partners redeemed a total of 249.33 Partnership Units for $196,335. On April 1, 2000, thirty-one Limited Partners redeemed a total of 349 Partnership Units for $272,807 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 117 Limited Partners redeemed 1,730.9 Partnership Units for $1,160,868. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.


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

<BULLET>  the federal income tax consequences of rental
          income, deductions, gain on sales nd other items and the affects of these consequences for investors;

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


                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                        Description

          10.1  Occupancy  Agreement dated  February
                17,  2000  between  the  Partnership,  AEI
                Real  Estate Fund XVI Limited Partnership,
                Nick Mehmeti and Duncan Burch relating  to
                the   property  at  3808  Towne   Crossing
                Boulevard, Mesquite, Texas (incorporated by reference to Exhibit 10.1 of Form 10-
                QSB  filed with the Commission on  May  5,
                2000).

          10.2  Purchase  Agreement dated  April  5,
                2000  between  the Partnership,  AEI  Real
                Estate Fund XVI Limited Partnership,  Nick
                Mehmeti and Duncan Burch relating  to  the
                property    at    3808   Towne    Crossing
                Boulevard, Mesquite, Texas (incorporated by reference to Exhibit 10.2 of Form 10-
                QSB filed with the Commission on May 5, 2000.

          10.3  Development   Financing   Agreement
                dated    May    8,   2000   between    the
                Partnership,  AEI  Real  Estate  Fund   XV
                Limited Partnership, AEI Net Lease  Income
                &  Growth  Fund  XIX Limited  Partnership,
                AEI  Income  &  Growth Fund  XXII  Limited
                Partnership  and Razzoo's,  Inc.  relating
                to   the   property  at   11617   Research
                Boulevard, Austin, Texas.

          10.4  Net  Lease Agreement  dated  May  8,
                2000  between  the Partnership,  AEI  Real
                Estate  Fund  XV Limited Partnership,  AEI
                Net   Lease  Income  &  Growth  Fund   XIX
                Limited  Partnership, AEI Income &  Growth
                Fund   XXII   Limited   Partnership    and
                Razzoo's,  Inc. relating to  the  property
                at   11617  Research  Boulevard,   Austin,
                Texas.

          10.5  Purchase  Agreement dated  June  30,
                2000  between the Partnership  and  Thomas
                A.  Park  and  Jenny Lou Park relating  to
                the  property at 4140 West Frontage  Road,
                Highway 52N, Rochester, Minnesota.

          10.6  Property   Co-Tenancy    Ownership
                Agreement  dated July 3, 2000 between  the
                Partnership and Thomas A. Park  and  Jenny
                Lou  Park relating to the property at 4140
                West    Frontage   Road,   Highway    52N,
                Rochester, Minnesota.


                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                         Description

          27  Financial Data Schedule  for  period
              ended June 30, 2000.

       b. Reports filed on Form  8-K  -  None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 2, 2000        AEI Real Estate Fund XVII
                              Limited Partnership
                              By:  AEI Fund Management XVII, Inc.
                              Its: Managing General Partner



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