Form 10QSB
period 2000-09-30
AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
filed 2000-11-13
CIK 819577

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2000

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 2000 and December 31, 1999

         Statements for the Periods ended September 30, 2000 and 1999:

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

                          BALANCE SHEET

            SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                           (Unaudited)

                             ASSETS

                                                       2000           1999
CURRENT ASSETS:
  Cash and Cash Equivalents                        $ 1,376,431   $   785,486
  Receivables                                           21,417             0
                                                    -----------   -----------
      Total Current Assets                           1,397,848       785,486
                                                    -----------   -----------
INVESTMENTS IN REAL ESTATE:
  Land                                               4,606,124     4,482,806
  Buildings and Equipment                           10,044,373    10,389,784
  Construction in Progress                              40,253             0
  Accumulated Depreciation                          (3,236,567)   (3,004,630)
                                                    -----------   -----------
                                                    11,454,183    11,867,960
  Real Estate Held for Sale                            174,644       753,296
                                                    -----------   -----------
      Net Investments in Real Estate                11,628,827    12,621,256
                                                    -----------   -----------
           Total  Assets                           $13,026,675   $13,406,742
                                                    ===========   ===========

                     LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.             $    51,958   $    40,494
  Distributions Payable                                290,405       268,512
  Unearned Rent                                         50,518             0
                                                    -----------   -----------
      Total Current Liabilities                        392,881       309,006
                                                    -----------   -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                     (75,074)      (70,434)
  Limited Partners, $1,000 Unit value;
   30,000 Units authorized; 23,389 Units issued;
   21,060 and 21,658 Units outstanding
   in 2000 and 1999, respectively                   12,708,868    13,168,170
                                                    -----------   -----------
      Total Partners' Capital                       12,633,794    13,097,736
                                                    -----------   -----------
        Total Liabilities and Partners' Capital    $13,026,675   $13,406,742
                                                    ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                Three Months Ended        Nine Months Ended
                              9/30/00        9/30/99    9/30/00       9/30/99

INCOME:
 Rent                       $ 441,010     $ 449,071   $1,345,943   $1,344,422
 Investment Income             13,028         2,084       29,750        9,171
                             ---------     ---------   ----------   ----------
        Total Income          454,038       451,155    1,375,693    1,353,593
                             ---------     ---------   ----------   ----------

EXPENSES:
 Partnership Administration -
  Affiliates                   77,560        61,525      213,856      194,788
 Partnership Administration
  and Property Management -
  Unrelated Parties             6,286         7,742       47,190       29,635
 Depreciation                  83,538       101,425      256,986      304,691
                             ---------     ---------   ----------   ----------
        Total Expenses        167,384       170,692      518,032      529,114
                             ---------     ---------   ----------   ----------

OPERATING INCOME              286,654       280,463      857,661      824,479

GAIN ON SALE OF REAL ESTATE    91,119             0       91,119            0
                             ---------     ---------   ----------   ----------
NET INCOME                  $ 377,773     $ 280,463   $  948,780   $  824,479
                             =========     =========   ==========   ==========

NET INCOME ALLOCATED:
 General Partners           $   3,778     $   2,805   $    9,487   $    8,245
 Limited Partners             373,995       277,658      939,293      816,234
                             ---------     ---------   ----------   ----------
                            $ 377,773     $ 280,463   $  948,780   $  824,479
                             =========     =========   ==========   ==========
NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 (21,060, 21,658, 21,342 and
 21,850, weighted average
 Units outstanding for the
 periods, respectively)     $   17.76     $   12.82   $    44.01   $    37.36
                             =========     =========   ==========   ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                        2000          1999

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net   Income                                     $   948,780   $   824,479

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                       256,986       304,691
     Gain on Sale of Real Estate                        (91,119)            0
     (Increase) Decrease in Receivables                 (21,417)        8,989
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                        11,464        (8,990)
     Increase in Unearned Rent                           50,518        49,364
                                                     -----------   -----------
        Total Adjustments                               206,432       354,054
                                                     -----------   -----------
        Net Cash Provided By
        Operating Activities                          1,155,212     1,178,533
                                                     -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                          (261,264)     (124,258)
   Proceeds from Sale of Real Estate                  1,087,826             0
                                                     -----------   -----------
        Net Cash Provided By (Used For)
        Investing Activities                            826,562      (124,258)
                                                     -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable          21,893       (40,586)
   Distributions to Partners                           (938,841)     (721,443)
   Redemption Payments                                 (473,881)     (226,610)
                                                     -----------   -----------
        Net Cash Used For
         Financing Activities                        (1,390,829)     (988,639)
                                                     -----------   -----------
NET INCREASE IN
 CASH AND CASH EQUIVALENTS                              590,945        65,636

CASH AND CASH EQUIVALENTS, beginning of period          785,486       280,625
                                                     -----------   -----------
CASH AND CASH EQUIVALENTS, end of period            $ 1,376,431   $   346,261
                                                     ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)



                                                                    Limited
                                                                  Partnership
                             General       Limited                   Units
                             Partners      Partners      Total    Outstanding


BALANCE, December 31, 1998  $(68,591)   $13,350,706   $13,282,115   21,947.89

  Distributions               (7,214)      (714,229)     (721,443)

  Redemption Payments         (2,266)      (224,344)     (226,610)    (290.00)

  Net Income                   8,245        816,234       824,479
                             --------    -----------   -----------  ----------
BALANCE, September 30, 1999 $(69,826)   $13,228,367   $13,158,541   21,657.89
                             ========    ===========   ===========  ==========


BALANCE, December 31, 1999  $(70,434)   $13,168,170   $13,097,736   21,657.89

  Distributions               (9,388)      (929,453)     (938,841)

  Redemption Payments         (4,739)      (469,142)     (473,881)     598.33

  Net Income                   9,487        939,293       948,780
                             --------    -----------   -----------  ----------
BALANCE, September 30, 2000 $(75,074)   $12,708,868   $12,633,794   21,059.56
                             ========    ===========   ===========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2000

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

                       SEPTEMBER 30, 2000
                           (Continued)

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


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2000
                           (Continued)

(3)  Investments in Real Estate -

     In January, 2000, Texas Sports City Cafe, Ltd. (Texas), the lessee of the Sports City Cafe, notified the Partnership that they were discontinuing the restaurant operations. The Partnership began negotiating to sell the property for $900,000 to an unrelated third party, who assumed the restaurant operations from Texas. The Partnership's share of the gross sale proceeds was $585,000. In the fourth quarter of 1999, a charge to operations of $125,000 was recognized for real estate impairment, which was the difference between the book value at December 31, 1999 of $703,652 and the estimated net proceeds from the sale. The charge was recorded against the cost of the building. The land and building were classified as Real Estate Held for Sale.

     On July 28, 2000, the sale closed with the Partnership receiving net sale proceeds of $579,215, which resulted in a net gain of $563. At the time of sale, the cost and related accumulated depreciation was $831,343 and $252,691, respectively.

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

     On May 8, 2000, the Partnership purchased a 17% interest in a parcel of land in Austin, Texas for $231,200. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $19,652. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to RI for the construction of a Razzoo's restaurant on the site. Through September 30, 2000, the Partnership had advanced $40,253 for the construction of the property and was charging interest on the advances at a rate of 8.5%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $583,100. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $57,000. The remaining interests in the property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2000
                           (Continued)

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

     In the third quarter of 2000, the Partnership sold 23.1898% of the Timber Lodge Steakhouse in Rochester, Minnesota in two separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $508,611 which resulted in a total net gain of $90,556. The total cost and related accumulated depreciation of the interest sold was $443,103 and $25,048, respectively.

     On October 6, 2000, the Partnership sold an additional 15.2418% of its interest in the Timber Lodge Steakhouse in St. Cloud, Minnesota to an unrelated third party. The Partnership received net sale proceeds of approximately
     $289,000, which resulted in a net gain of approximately $64,000. The majority of the net sales proceeds will be reinvested in additional property in the future.

(4)  Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

       For the nine months ended September 30, 2000 and 1999, the Partnership recognized rental income of $1,345,943 and
$1,344,422, respectively. During the same periods, the Partnership earned investment income of $29,750 and $9,171, respectively. In 2000, rental income increased as a result of additional rent received from two property acquisitions in 1999 and 2000 and rent increases on ten properties. These increases in rental income were partially offset by a decrease in rental income due to the property sales discussed below. In 2000, additional investment income was earned on the net proceeds from property sales.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        In January, 2000, Texas Sports City Cafe, Ltd. (Texas), the lessee of the Sports City Cafe, notified the Partnership that they were discontinuing the restaurant operations. The Partnership began negotiating to sell the property for $900,000 to an unrelated third party, who assumed the restaurant operations from Texas. The Partnership's share of the gross sale proceeds was $585,000. In the fourth quarter of 1999, a charge to operations of $125,000 was recognized for real estate impairment, which was the difference between the book value at December 31, 1999 of $703,652 and the estimated net proceeds from the sale. The charge was recorded against the cost of the building. The land and building were classified as Real Estate Held for Sale.

        On July 28, 2000, the sale closed with the Partnership receiving net sale proceeds of $579,215, which resulted in a net gain of $563. At the time of sale, the cost and related accumulated depreciation was $831,343 and $252,691, respectively.

        During the nine months ended September 30, 2000 and 1999, the Partnership paid Partnership administration expenses to affiliated parties of $213,856 and $194,788, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $47,190 and $29,635, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of September 30, 2000, the Partnership's annualized cash distribution rate was 7%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 2000, the Partnership's cash balances increased $590,945 mainly as a result of cash generated from the sale of property, which was partially offset by cash used to purchase additional property and distributions made in excess of cash generated from operating activities. Net cash provided by operating activities decreased from $1,178,533 in 1999 to $1,155,212 in 2000 due to an increase in expenses in 2000 and net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by an increase in income in 2000.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2000 and 1999, the Partnership generated cash flow from the sale of real estate of $1,087,826 and $-0-, respectively. During the same periods, the Partnership expended $261,264 and $124,258, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested the cash generated from property sales.

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

        On May 8, 2000, the Partnership purchased a 17% interest in a parcel of land in Austin, Texas for $231,200. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $19,652. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to RI for the construction of a Razzoo's restaurant on the site. Through September 30, 2000, the Partnership had advanced $40,253 for the construction of the property and was charging interest on the advances at a rate of 8.5%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $583,100. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $57,000. The remaining interests in the property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership.

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

        In the third quarter of 2000, the Partnership sold 23.1898% of the Timber Lodge Steakhouse in Rochester, Minnesota in two separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $508,611 which resulted in a total net gain of $90,556. The total cost and related accumulated depreciation of the interest sold was $443,103 and $25,048, respectively.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        On October 6, 2000, the Partnership sold an additional 15.2418% of its interest in the Timber Lodge Steakhouse in St. Cloud, Minnesota to an unrelated third party. The Partnership received net sale proceeds of approximately $289,000, which resulted in a net gain of approximately $64,000. The majority of the net sales proceeds will be reinvested in additional property in the future.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners on a quarterly basis. Effective January 1, 2000, the Partnership's distribution rate was increased from 6.5% to 7.0%. As a result, distributions were higher during the first nine months of 2000, when compared to the same period in 1999.

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

        On April 1, 2000, thirty-one Limited Partners redeemed a total of 349 Partnership Units for $272,807 in accordance with the Partnership Agreement. On July 1, 2000, twenty Limited Partners redeemed a total of 249.33 Partnership Units for $196,335. On October 1, 2000, eleven Limited Partners redeemed a total of 115.2 Partnership Units for $91,622. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 117 Limited Partners redeemed 1,730.9 Partnership Units for $1,160,868. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       The continuing rent payments from the properties, together with  cash  generated from property sales, should be adequate  to
fund   continuing   distributions  and  meet  other   Partnership
obligations on both a short-term and long-term basis.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

         the effect of tenant defaults; and

         the condition of the industries in which the tenants of properties owned by the Partnership operate.


                   PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

       There are no material pending legal proceedings to which the Partnership is a party or of which the Partnership's property is subject.

ITEM 2.CHANGES IN SECURITIES

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

      a. Exhibits -
                                    Description

               10.1 Purchase Agreement dated September 26,
                    2000,  between  the  Partnership  and  Garden
                    Ridge   Development  LLC  relating   to   the
                    property at 4140 West Frontage Road,  Highway
                    52N, Rochester, Minnesota.

               10.2 Property Co-Tenancy Ownership Agreement
                    dated September 27, 2000 between the Partnership and Garden Ridge Development LLC relating to the property at 4140 West Frontage Road, Highway 52N, Rochester, Minnesota.

               10.3 Purchase Agreement dated October  4,
                    2000,  between the Partnership and The  Rynda
                    Family Limited Partnership relating to the property at 3950 Second Street South, St.
                    Cloud, Minnesota.

               10.4 Property Co-Tenancy Ownership Agreement
                    dated October 6, 2000 between the Partnership and The Rynda Family Limited Partnership relating to the property at 3950 Second Street South, St. Cloud, Minnesota.

               27   Financial Data Schedule for period ended
                    September 30, 2000.

      b.    Reports filed on Form  8-K  -  None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  October 29, 2000      AEI Real Estate Fund XVII
                              Limited Partnership
                              By:  AEI Fund Management XVII, Inc.
                              Its: Managing General Partner



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