Form 10KSB
period 2000-12-31
AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
filed 2001-03-30
CIK 819577

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             Of The Securities Exchange Act Of 1934

          For the Fiscal Year Ended:  December 31, 2000

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

                         Yes [X]   No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for year ended December 31, 2000 were $1,831,649.

As of February 28, 2001, there were 20,926.76 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $20,926,760.

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

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

        On May 8, 2000, the Partnership purchased a 17% interest in a parcel of land in Austin, Texas for $221,225. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $19,652. Effective October 4, 2000, the annual rent was increased to $22,542. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to RI for the construction of a Razzoo's restaurant on the site. Through December 31, 2000, the Partnership had advanced $218,268 for the construction of the property and was charging interest on the advances at a rate of 8.5%. Effective October 4, 2000, the interest rate was increased to 9.75%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $583,100. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $57,000. The remaining interests in the property are owned by AEI Real Estate Fund XV Limited
Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership.

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

        Through December 31, 2000, the Partnership sold 28.7991% of the Timber Lodge Steakhouse in St. Cloud, Minnesota, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $547,869, which resulted in a total net gain of $117,909. The total cost and related accumulated depreciation of the interests sold was $461,523 and $31,563, respectively. For the years ended December 31, 2000 and 1999, the net gain was $64,327 and $53,582, respectively.

        During 2000, the Partnership sold 34.4822% of the Timber Lodge Steakhouse in Rochester, Minnesota, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $757,988, which resulted in a total net gain of $137,706. The total cost and related accumulated depreciation of the interest sold was $658,875 and $38,593, respectively.

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

         In January, 1996, the Cheddar's restaurant in Indianapolis, Indiana was destroyed by a fire. The Partnership reached an agreement with the tenant and insurance company which called for termination of the Lease, demolition of the building and payment to the Partnership of $407,282 for the building and equipment and $49,688 for lost rent. The property will not be rebuilt and the Partnership listed the land for sale. As of December 31, 2000, based on an analysis of market conditions in the area, it was determined the fair value of the Partnership's interest in the land was approximately $50,000. In the fourth quarter of 2000, a charge to operations for real estate impairment of $124,644 was recognized, which is the difference between the book value at December 31, 2000 of $174,644 and the estimated fair value of $50,000.

        As of December 31, 2000, based on analysis of market conditions, it was determined the fair value of the Bennigan's restaurant was approximately $700,000. In the fourth quarter of 2000, a charge to operations for real estate impairment of $639,576 was recognized, which is the difference between the book value at December 31, 2000 of $1,339,576 and the estimated market value of $700,000. The charge was recorded against the cost of the land and building.

Major Tenants

        During 2000, four of the Partnership's lessees each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 67% of the Partnership's total rental revenue in 2000. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of the Partnership's total rental revenue in 2001 and future years. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

Description of Properties

        The Partnership's properties are all commercial, single tenant buildings. The properties were acquired on a debt-free basis and are leased to various tenants under triple net leases, which are classified as operating leases. The Partnership holds an undivided fee simple interest in the properties. At any time prior to selling the properties, the Partnership may mortgage one or more of its properties in amounts not exceeding 50% of the fair market value of the property.

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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2000.

                              Total Property               Annual    Annual
                    Purchase   Acquisition                 Lease     Rent Per
Property              Date        Costs      Lessee        Payment   Sq. Ft.

Cheddar's Restaurant
 Indianapolis, IN
 (50%)              2/16/88   $  261,644       (1)

Jiffy Lube Auto Care Center
 Dallas, TX                                Jiffy Lube of
 (75%)               3/1/88   $  454,624   Maryland, Inc.  $ 65,466   $32.70

Taco Cabana Restaurant                      Texas Taco
 San Marcos, TX    11/15/88   $1,013,505   Cabana, L.P.    $177,245   $47.66

                                           Huntington
Denny's Restaurant                         Restaurants
 Casa Grande, AZ     3/1/89   $  721,420   Group, Inc.     $117,840   $31.18

Children's World                             ARAMARK
Daycare Center                             Educational
 St. Louis, MO      9/29/89   $  950,627  Resources, Inc.  $125,315   $17.14

Children's World                             ARAMARK
Daycare Center                             Educational
 Merrimack, NH      9/29/89   $1,159,242  Resources, Inc.  $153,420   $24.40

Children's World                             ARAMARK
Daycare Center                             Educational
 Chino, CA          9/29/89   $1,305,518  Resources, Inc.  $172,860   $24.28

Children's World                             ARAMARK
Daycare Center                             Educational
 Palatine, IL       9/29/89   $  801,098  Resources, Inc.  $105,372   $17.06

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

                              Total Property               Annual    Annual
                    Purchase   Acquisition                 Lease     Rent Per
Property              Date        Costs      Lessee        Payment   Sq. Ft.

Bennigan's Restaurant                          SDG
 Cincinnati, OH      3/7/90   $1,898,768  Restaurants, LLC $ 81,182   $11.81

                                            Heartland
Cheddar's Restaurant                        Restaurant
 Davenport, IA      11/4/91   $1,530,934    Corporation    $264,156   $35.70

Timber Lodge
 Steakhouse Restaurant
 St. Cloud, MN                              Timber Lodge
 (1.9949%)         11/18/97   $   31,969  Steakhouse, Inc. $  3,468   $24.90

TGI Friday's Restaurant
 Greensburg, PA                             Ohio Valley
 (60%)             12/10/97   $1,009,045   Bistros, Inc.   $103,781   $38.35

Champps
 Americana Restaurant                        Champps
 Troy, MI                                   Operating
 (26.05%)            9/3/98   $1,289,135   Corporation     $133,356   $46.17

Timber Lodge
 Steakhouse Restaurant
 Rochester, MN                             Timber Lodge
 (65.5178%)          9/3/98   $1,251,894  Steakhouse, Inc. $132,465   $28.96

Champps
 Americana Restaurant                       Americana
 Centerville, OH                             Dining
 (14%)              1/27/99   $  551,677   Corporation     $ 56,764   $43.28

Razzoo's Restaurant
 Austin, TX
 (17%)
 (land only) (2)     5/8/00   $  221,225  Razzoo's, Inc.   $ 22,542   $13.53


(1) The property was destroyed by fire and the land is listed for sale.
(2) Restaurant was under construction as of December 31, 2000.


ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership and/or unrelated third parties. The remaining interests in the Jiffy Lube and the Cheddar's restaurant land are owned by AEI Real Estate Fund XVI Limited Partnership. The remaining interest in the TGI Friday's restaurant is owned by AEI Income & Growth Fund XXII Limited Partnership. The remaining interests in the Champps Americana restaurant in Troy, Michigan are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership. The remaining interests in the Champps Americana restaurant in Centerville, Ohio are owned by AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership and AEI Income & Growth Fund XXII Limited Partnership. The remaining interests in the Razzoo's restaurant are owned by AEI Real Estate Fund XV Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Income & Growth Fund XXII Limited Partnership. The remaining interests in the Timber Lodge Steakhouse restaurants are owned by unrelated third parties.

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

        The initial Lease terms are for 20 years except for the Taco Cabana, TGI Friday's and Razzoo's restaurants and the Children's World daycare centers, which have Lease terms of 15 years, and the Bennigan's restaurant, which has a Lease term of 10 years. Most of the Leases have renewal options which may extend the Lease term an additional 10 to 15 years.

       Pursuant to the Lease Agreements, the tenants are required to provide proof of adequate insurance coverage on the properties they occupy. The General Partners believe the properties are adequately covered by insurance and consider the properties to be well-maintained and sufficient for the Partnership's operations.

         For tax purposes, the Partnership's properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS). The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over 31.5 years or 40 years depending on the date when it was placed in service. The remaining depreciable components of a property are personal property and land improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively. Since the Partnership has tax-exempt Partners, the Partnership is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method. In general, the federal tax basis of the properties for tax depreciation purposes is the same as the basis for book depreciation purposes except for properties whose book value was reduced by a real estate impairment loss pursuant to Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The real estate impairment loss, which was recorded against the book cost of the land and depreciable property, was not recognized for tax purposes.

        During the last five years or since the date of purchase, if purchased after December 31, 1995, all properties listed above were 100% occupied except for the properties discussed below. The Bennigan's restaurant was 100% occupied by a prior lessee until January, 1994. The property was re-leased to the current lessee in September 1995. The Cheddar's property was 100% occupied until January, 1996.

ITEM 3. LEGAL PROCEEDINGS.

       None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
        RELATED SECURITY HOLDER MATTERS.

        As of December 31, 2000, there were 1,890 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

        During 2000, sixty-two Limited Partners redeemed a total of 713.53 Partnership Units for $560,764 in accordance with the Partnership Agreement. In prior years, a total of 117 Limited Partners redeemed 1,730.9 Partnership Units for $1,160,868. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       Cash distributions of $18,182 and $12,386 were made to the General Partners and $1,239,265 and $1,001,920 were made to the Limited Partners in 2000 and 1999, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed $35,262 of proceeds from property sales in 2000. The distributions reduced the Limited
Partners' Adjusted Capital Contributions.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

        For the years ended December 31, 2000 and 1999 the Partnership recognized rental income of $1,773,901 and
$1,796,996, respectively. During the same periods, the Partnership earned investment income of $57,748 and $15,340, respectively. In 2000, rental income decreased due to property sales discussed below. The decrease in rental income was partially offset by rent received from two property acquisitions in 1999 and 2000 and rent increases on ten properties. In 2000, additional investment income was earned on the net proceeds from property sales.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

         In January, 1996, the Cheddar's restaurant in Indianapolis, Indiana was destroyed by a fire. The Partnership reached an agreement with the tenant and insurance company which called for termination of the Lease, demolition of the building and payment to the Partnership of $407,282 for the building and equipment and $49,688 for lost rent. The property will not be rebuilt and the Partnership listed the land for sale. As of December 31, 2000, based on an analysis of market conditions in the area, it was determined the fair value of the Partnership's interest in the land was approximately $50,000. In the fourth quarter of 2000, a charge to operations for real estate impairment of $124,644 was recognized, which is the difference between the book value at December 31, 2000 of $174,644 and the estimated fair value of $50,000.

        As of December 31, 2000, based on analysis of market conditions, it was determined the fair value of the Bennigan's restaurant was approximately $700,000. In the fourth quarter of 2000, a charge to operations for real estate impairment of $639,576 was recognized, which is the difference between the book value at December 31, 2000 of $1,339,576 and the estimated market value of $700,000. The charge was recorded against the cost of the land and building.

        During the years ended December 31, 2000 and 1999, the Partnership paid Partnership administration expenses to affiliated parties of $278,128 and $252,841, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $57,384 and $34,389, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

       As of December 31, 2000, the Partnership's annualized cash distribution rate was 7%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

        During 2000, the Partnership's cash balances increased $888,422 mainly as a result of cash generated from the sale of property, which was partially offset by cash used to purchase additional property and distributions made in excess of cash generated from operating activities. Net cash provided by operating activities decreased from $1,545,090 in 1999 to $1,497,576 in 2000 due to an increase in expenses in 2000 and net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by an increase in income in 2000.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the years ended December 31, 2000 and 1999, the Partnership generated cash flow from the sale of real estate of $1,626,448 and $258,624, respectively. During the same periods, the Partnership expended $439,493 and $124,258, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

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

        On May 8, 2000, the Partnership purchased a 17% interest in a parcel of land in Austin, Texas for $221,225. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $19,652. Effective October 4, 2000, the annual rent was increased to $22,542. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to RI for the construction of a Razzoo's restaurant on the site. Through December 31, 2000, the Partnership had advanced $218,268 for the construction of the property and was charging interest on the advances at a rate of 8.5%. Effective October 4, 2000, the interest rate was increased to 9.75%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $583,100. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $57,000. The remaining interests in the property are owned by AEI Real Estate Fund XV Limited
Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership.

        Through December 31, 2000, the Partnership sold 28.7991% of the Timber Lodge Steakhouse in St. Cloud, Minnesota, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $547,869, which resulted in a total net gain of $117,909. The total cost and related accumulated depreciation of the interests sold was $461,523 and $31,563, respectively. For the years ended December 31, 2000 and 1999, the net gain was $64,327 and $53,582, respectively.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During 2000, the Partnership sold 34.4822% of the Timber Lodge Steakhouse in Rochester, Minnesota, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $757,988, which resulted in a total net gain of $137,706. The total cost and related accumulated depreciation of the interest sold was $658,875 and $38,593, respectively.

        During 2000, the Partnership distributed $35,618 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $1.68 per Limited Partnership Unit. The remaining net sale proceeds will either be re-invested in additional property or distributed to the Partners in the future.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners on a quarterly basis. Effective January 1, 2000, the Partnership's distribution rate was increased from 6.5% to 7.0%. As a result, distributions were higher during 2000, when compared to 1999.

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

        During 2000, sixty-two Limited Partners redeemed a total of 713.53 Partnership Units for $560,764 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 117 Limited Partners redeemed 1,730.9 Partnership Units for
$1,160,868. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS





Report of Independent Auditors

Balance Sheet as of December 31, 2000 and 1999

Statements for the Years Ended December 31, 2000 and 1999:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements




                 REPORT OF INDEPENDENT AUDITORS


To the Partners:
AEI Real Estate Fund XVII Limited Partnership
St. Paul, Minnesota



      We have audited the accompanying balance sheet of AEI Real Estate Fund XVII Limited Partnership (a Minnesota limited partnership) as of December 31, 2000 and 1999 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Real Estate Fund XVII Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


                              /s/BOULAY, HEUTMAKER, ZIBELL & CO. P.L.L.P.
Minneapolis,  Minnesota          Boulay, Heutmaker, Zibell & Co. P.L.L.P.
January 25, 2001                 Certified Public Accountants


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                                    2000          1999

CURRENT ASSETS:
  Cash and Cash Equivalents                     $ 1,673,908   $   785,486
  Receivables                                         9,931             0
                                                 -----------   -----------
      Total Current Assets                        1,683,839       785,486
                                                 -----------   -----------
INVESTMENTS IN REAL ESTATE:
  Land                                            4,259,223     4,482,806
  Buildings and Equipment                         9,291,882    10,389,784
  Construction in Progress                          218,268             0
  Property Acquisition Costs                              0             0
  Accumulated Depreciation                       (3,283,284)   (3,004,630)
                                                 -----------   -----------
                                                 10,486,089    11,867,960
  Real Estate Held for Sale                          50,000       753,296
                                                 -----------   -----------
      Net Investments in Real Estate             10,536,089    12,621,256
                                                 -----------   -----------
           Total  Assets                        $12,219,928   $13,406,742
                                                 ===========   ===========


                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    46,408   $    40,494
  Distributions Payable                             290,614       268,512
  Unearned Rent                                       5,456             0
                                                 -----------   -----------
      Total Current Liabilities                     342,478       309,006
                                                 -----------   -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                  (82,637)      (70,434)
  Limited Partners, $1,000 Unit value;
   30,000 Units authorized; 23,389 Units issued;
   20,944 and 21,658 outstanding in
   2000 and 1999, respectively                   11,960,087    13,168,170
                                                 -----------   -----------
     Total Partners' Capital                     11,877,450    13,097,736
                                                 -----------   -----------
       Total Liabilities and Partners' Capital  $12,219,928   $13,406,742
                                                 ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31


                                                      2000          1999

INCOME:
  Rent                                           $ 1,773,901    $ 1,796,996
  Investment Income                                   57,748         15,340
                                                  -----------    -----------
      Total Income                                 1,831,649      1,812,336
                                                  -----------    -----------

EXPENSES:
  Partnership Administration - Affiliates            278,128        252,841
  Partnership Administration and Property
     Management - Unrelated Parties                   57,384         34,389
  Depreciation                                       336,588        399,417
  Real Estate Impairment                             764,220        125,000
                                                  -----------    -----------
      Total Expenses                               1,436,320        811,647
                                                  -----------    -----------

OPERATING INCOME                                     395,329      1,000,689

GAIN ON SALE OF REAL ESTATE                          202,596         53,582
                                                  -----------    -----------
NET INCOME                                       $   597,925    $ 1,054,271
                                                  ===========    ===========

NET INCOME ALLOCATED:
  General Partners                               $     5,979    $    10,543
  Limited Partners                                   591,946      1,043,728
                                                  -----------    -----------
                                                 $   597,925    $ 1,054,271
                                                  ===========    ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
(21,241 and 21,802 weighted average Units outstanding
  in 2000 and 1999, respectively)                $     27.87    $     47.87
                                                  ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31


                                                      2000          1999

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                     $   597,925    $ 1,054,271

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                    336,588        399,417
     Real Estate Impairment                          764,220        125,000
     Gain on Sale of Real Estate                    (202,596)       (53,582)
     (Increase) Decrease in Receivables               (9,931)         8,989
     Increase in Payable to
        AEI Fund Management, Inc.                      5,914         10,995
     Increase in Unearned Rent                         5,456              0
                                                  -----------    -----------
       Total Adjustments                             899,651        490,819
                                                  -----------    -----------
       Net Cash Provided By
          Operating Activities                     1,497,576      1,545,090
                                                  -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                        (439,493)      (124,258)
  Proceeds from Sale of Real Estate                1,626,448        258,624
                                                  -----------    -----------
       Net Cash Provided By
          Investing Activities                     1,186,955        134,366
                                                  -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in Distributions Payable                   22,102         64,055
  Distributions to Partners                       (1,251,783)    (1,012,040)
  Redemption Payments                               (566,428)      (226,610)
                                                  -----------    -----------
       Net Cash Used For
         Financing Activities                     (1,796,109)    (1,174,595)
                                                  -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS            888,422        504,861

CASH AND CASH EQUIVALENTS, beginning of period       785,486        280,625
                                                  -----------    -----------
CASH AND CASH EQUIVALENTS, end of period         $ 1,673,908    $   785,486
                                                  ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                                    Limited
                                                                  Partnership
                             General      Limited                    Units
                             Partners     Partners       Total    Outstanding


BALANCE, December 31, 1998  $(68,591)  $13,350,706    $13,282,115   21,947.89

  Distributions              (10,120)   (1,001,920)    (1,012,040)

  Redemption Payments         (2,266)     (224,344)      (226,610)    (290.00)

  Net Income                  10,543     1,043,728      1,054,271
                             --------   -----------    -----------  ----------
BALANCE, December 31, 1999   (70,434)   13,168,170     13,097,736   21,657.89

  Distributions              (12,518)   (1,239,265)    (1,251,783)

  Redemption Payments         (5,664)     (560,764)      (566,428)    (713.53)

  Net Income                   5,979       591,946        597,925
                             --------   -----------    -----------  ----------
BALANCE, December 31, 2000  $(82,637)  $11,960,087    $11,877,450   20,944.36
                             ========   ===========    ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

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

                   DECEMBER 31, 2000 AND 1999

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

                   DECEMBER 31, 2000 AND 1999

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

     Cash Concentrations of Credit Risk

       The Partnership's cash is deposited primarily in one financial institution and at times during the year it may exceed FDIC insurance limits.

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

                   DECEMBER 31, 2000 AND 1999

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

(3)  Related Party Transactions -

     The Partnership owns a 75% interest in a Jiffy Lube and a 50% interest in a parcel of land in Indianapolis, Indiana. The remaining interests in these properties are owned by AEI Real Estate Fund XVI Limited Partnership, an affiliate of the Partnership. The Partnership owns a 60% interest in a TGI Friday's restaurant. The remaining interest in this property is owned by AEI Income & Growth Fund XXII Limited Partnership, an affiliate of the Partnership. The Partnership owns a 26.05% interest in a Champps Americana restaurant in Troy, Michigan. The remaining interests in this property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership. The Partnership owns a 14% interest in a Champps Americana restaurant in Centerville, Ohio. The remaining interests in this property are owned by AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership. The Partnership owns a 17% interest in a Razzoo's restaurant in Austin, Texas. The remaining interests in this property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, and AEI Income & Growth Fund XXII Limited Partnership. The Partnership owned a 65% interest in a restaurant in a Sports City Cafe. The remaining interest in this property was owned by AEI Real Estate Fund XVI Limited Partnership. The Partnership owns a 1.9949% interest in the Timber Lodge Steakhouse in St. Cloud, Minnesota. The remaining interests in this property are owned by unrelated third parties. AEI Institutional Net
     Lease Fund '93 Limited Partnership, an affiliate of the Partnership, owned a 38.412% interest in this property until the interest was sold, in a series of transactions, to unrelated third parties in 1998 and 1999. AEI Real Estate Fund XV Limited Partnership owned a 30.794% interest in this property until the interest was sold, in a series of transactions, to unrelated third parties in 1999.


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(3)  Related Party Transactions - (Continued)

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                    Total Incurred by the Partnership
                                     for the Years Ended December 31

                                                  2000         1999
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                    $ 278,128    $ 252,841
                                                ========     ========
b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties relating to Partnership
  administration and property management.
  These expenses included printing costs, legal
  and filing fees, direct administrative costs,
  outside audit and accounting costs, taxes,
  insurance and other property costs.          $  57,384    $  34,389
                                                ========     ========

c.AEI is reimbursed for all costs and direct
  expenses incurred by it in acquiring properties
  on behalf of the Partnership.  The amounts are net
  of financing and commitment fees and expense
  reimbursements received by the Partnership from
  the lessees in the amount of $13,582 and $10,679
  for 2000 and 1999, respectively.             $ (9,975)    $ (6,076)
                                                ========     ========

d.AEI is reimbursed for all costs incurred in
  connection with the sale of property.        $  44,291    $  10,195
                                                ========     ========


     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d.
     This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are for 20 years except for the Taco Cabana, TGI Friday's, and Razzoo's restaurants and the Children's Worlds daycare centers, which have Lease terms of 15 years, and the Bennigan's restaurant, which has a Lease term of 10 years. Most of the leases contain renewal options which may extend the Lease term an additional 10 to 15 years. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions. Certain lessees have been granted options to purchase the property. Depending on the lease, the purchase price is either determined by a formula, or is the greater of the fair market value of the property or the amount determined by a formula. In all cases, if the option were to be exercised by the lessee, the purchase price would be greater than the original cost of the property.

     The Partnership's properties are all commercial, single-tenant buildings. All other properties, except for the Champps Americana restaurant in Centerville, Ohio, were constructed in the year they were acquired. The Partnership acquired the Cheddar's restaurant in 1991. The Timber Lodge Steakhouse in St. Cloud, Minnesota and TGI Friday's restaurant were acquired in 1997. The Champps Americana restaurant in Troy, Michigan and the Timber Lodge Steakhouse in Rochester, Minnesota were acquired in 1998. The land for the Champps Americana restaurant in Centerville, Ohio was acquired in 1998 and construction of the restaurant was completed in 1999. The land for the Razzoo's restaurant was acquired in 2000 and construction of the restaurant will be completed in 2001. The remaining properties were acquired during 1988 and 1989. There have been no costs capitalized as improvements subsequent to the acquisitions.

     The cost of the properties not held for sale and the related
     accumulated  depreciation  at  December  31,  2000  are   as
     follows:
                                        Buildings and            Accumulated
Property                         Land     Equipment      Total   Depreciation

Jiffy Lube, Dallas, TX       $  193,479  $  261,145  $   454,624   $  131,517
Taco  Cabana, San Marcos, TX    279,727     733,778    1,013,505      374,771
Denny's,  Casa  Grande, AZ      216,812     504,608      721,420      228,571
Children's World,
 St. Louis, MO                  203,446     747,181      950,627      319,929
Children's World,
   Merrimack, NH                282,530     876,712    1,159,242      366,889
Children's World, Chino, CA     357,793     947,725    1,305,518      405,708
Children's  World,
 Palatine, IL                   135,945     665,153      801,098      280,950
Bennigan's, Cincinnati, OH      420,000     839,192    1,259,192      559,192
Cheddar's, Davenport, IA        524,026   1,006,908    1,530,934      379,792
Timber Lodge Steakhouse,
   St. Cloud, MN                  6,969      25,000       31,969        2,712
TGI Friday's,
 Greensburg, PA                 445,546     563,499    1,009,045       59,238


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(4)  Investments in Real Estate - (Continued)

                                        Buildings and            Accumulated
Property                         Land     Equipment      Total   Depreciation

Champps Americana,
 Troy, MI                       416,519     872,616    1,289,135       70,687
Timber Lodge Steakhouse,
 Rochester, MN                  276,010     975,884    1,251,894       84,633
Champps Americana,
 Centerville, OH                279,196     272,481      551,677       18,695
Razzoo's, Austin, TX            221,225           0      221,225            0
                              ----------  ----------  -----------   ----------
                             $4,259,223  $9,291,882  $13,551,105   $3,283,284
                              ==========  ==========  ===========   ==========


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

     On May 8, 2000, the Partnership purchased a 17% interest in a parcel of land in Austin, Texas for $221,225. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $19,652. Effective October 4, 2000, the annual rent was increased to $22,542. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to RI for the construction of a Razzoo's restaurant on the site. Through December 31, 2000, the Partnership had advanced $218,268 for the construction of the property and was charging interest on the advances at a rate of 8.5%. Effective October 4, 2000, the interest rate was increased to 9.75%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $583,100. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $57,000.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(4)  Investments in Real Estate - (Continued)

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

     Through December 31, 2000, the Partnership sold 28.7991% of the Timber Lodge Steakhouse in St. Cloud, Minnesota, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $547,869, which resulted in a total net gain of $117,909. The total cost and related accumulated depreciation of the interests sold was $461,523 and $31,563, respectively. For the years ended December 31, 2000 and 1999, the net gain was $64,327 and $53,582, respectively.

     During 2000, the Partnership sold 34.4822% of the Timber Lodge Steakhouse in Rochester, Minnesota, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $757,988, which resulted in a total net gain of $137,706. The total cost and related accumulated depreciation of the interest sold was $658,875 and $38,593, respectively.

     During 2000, the Partnership distributed $35,618 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $1.68 per Limited Partnership Unit. The remaining net sale proceeds will either be re-invested in additional property or distributed to the Partners in the future.

     In January, 1996, the Cheddar's restaurant in Indianapolis, Indiana was destroyed by a fire. The Partnership reached an agreement with the tenant and insurance company which called for termination of the Lease, demolition of the building and payment to the Partnership of $407,282 for the building and equipment and $49,688 for lost rent. The property will not be rebuilt and the Partnership listed the land for sale. As of December 31, 2000, based on an analysis of market conditions in the area, it was determined the fair value of the Partnership's interest in the land was approximately
     $50,000. In the fourth quarter of 2000, a charge to operations for real estate impairment of $124,644 was recognized, which is the difference between the book value at December 31, 2000 of $174,644 and the estimated fair value of $50,000.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(4)  Investments in Real Estate - (Continued)

     As of December 31, 2000, based on analysis of market conditions, it was determined the fair value of the Bennigan's restaurant was approximately $700,000. In the fourth quarter of 2000, a charge to operations for real estate impairment of $639,576 was recognized, which is the difference between the book value at December 31, 2000 of $1,339,576 and the estimated market value of $700,000. The charge was recorded against the cost of the land and building.

     The   minimum  future  rentals  on  the  Leases  for   years
     subsequent to December 31, 2000 are as follows:

                       2001         $ 1,721,915
                       2002           1,747,737
                       2003           1,759,503
                       2004           1,480,156
                       2005           1,070,632
                       Thereafter     8,333,207
                                     -----------
                                    $16,113,150
                                     ===========

     There were no contingent rents recognized in 2000 or 1999.

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                     2000          1999
      Tenants                       Industry

     ARAMARK Educational
        Resources, Inc.            Child Care    $  544,802  $  530,359
     Heartland Restaurant
        Corporation                Restaurant       254,843     245,042
     Timber Lodge Steakhouse, Inc. Restaurant       201,624     248,384
     Champps Americana Group       Restaurant       190,120     188,055
                                                  ----------  ----------

     Aggregate rent revenue of major tenants     $1,191,389  $1,211,840
                                                  ==========  ==========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                  67%         67%
                                                  ==========  ==========



          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(6)  Partners' Capital -

     Cash distributions of $18,182 and $12,386 were made to the General Partners and $1,239,265 and $1,001,920 were made to the Limited Partners for the years ended December 31, 2000 and 1999, respectively. The Limited Partners' distributions represent $58.34 and $45.96 per Limited Partnership Unit outstanding using 21,241 and 21,802 weighted average Units in 2000 and 1999, respectively. The distributions represent $1.60 and $37.51 per Unit of Net Income and $56.74 and $8.45 per Unit of return of contributed capital in 2000 and 1999, respectively.

     As  part  of  the  Limited  Partner distributions  discussed above, the Partnership distributed $35,262 of proceeds  from
     property  sales  in  2000.   The distributions  reduced  the
     Limited Partners' Adjusted Capital Contributions.

     Distributions of Net Cash Flow to the General Partners during 2000 and 1999 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to the Limited Partners and 1% to the General Partners.

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

     During 2000, sixty-two Limited Partners redeemed a total  of
     713.53 Partnership Units for $560,764 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In 1999, twenty-one Limited Partners redeemed a total of 290 Partnership Units for $224,344. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $852.58 per original $1,000 invested.


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(7)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                             2000       1999

     Net Income for Financial
      Reporting Purposes                  $ 597,925   $1,054,271

     Depreciation for Tax Purposes Under
      Depreciation for Financial
      Reporting Purposes                     13,913       45,931

     Income Accrued for Tax Purposes
      Over Income for Financial
      Reporting Purposes                      5,456            0

     Property Expenses for Tax Purposes
      Over Expenses for Financial
      Reporting Purposes                    (17,671)      (4,844)

     Real Estate Impairment Loss
      Not Recognized for Tax Purposes       764,220      125,000

     Gain on Sale of Real Estate for
      Tax Purposes Under Gain for
      Financial Reporting Purposes         (218,185)         (68)
                                          ----------   ----------
           Taxable Income to Partners    $1,145,658   $1,220,290
                                          ==========   ==========



          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(7)  Income Taxes - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December
     31:

                                                2000          1999

     Partners' Capital for
       Financial  Reporting Purposes        $11,877,450    $13,097,736

     Adjusted Tax Basis of Investments
      in Real Estate Over Net
      Investments in Real Estate for
      Financial Reporting Purposes            1,148,005        588,057

     Income Accrued for Tax Purposes
      Over Income for Financial
      Reporting Purposes                          5,456              0

     Property Expenses for Tax Purposes
      Under Expenses for Financial
      Reporting Purposes                         15,394         33,065

     Syndication Costs
      Treated as Reduction of Capital
      for Financial Reporting Purposes        3,149,157      3,149,157
                                             -----------    -----------
           Partners' Capital for
               Tax  Reporting Purposes      $16,195,462    $16,868,015
                                             ===========    ===========

(8)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                    2000                    1999
                           Carrying      Fair      Carrying      Fair
                            Amount       Value      Amount       Value

     Cash                 $      216   $      216   $     326  $     326
     Money Market Funds    1,673,692    1,673,692     785,160    785,160
                           ----------   ----------   ---------  ---------
       Total Cash and
         Cash Equivalents $1,673,908   $1,673,908   $ 785,486  $785,486
                           ==========   ==========   =========  =========


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

        Robert P. Johnson, age 56, is Chief Executive Officer, President and Director and has held these positions since the formation of AFM in July, 1987, and has been elected to continue in these positions until December, 2001. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation
(SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in fifteen limited partnerships.

        Mark E. Larson, age 48, is Executive Vice President, Treasurer and Chief Financial Officer and has been elected to continue in these positions until December, 2001. Mr. Larson has been Treasurer since the formation of AFM in July, 1987, Executive Vice President since December, 1987 and Chief Financial Officer since January, 1990. In January, 1993, Mr. Larson was elected to serve as Secretary of AFM and will continue to serve until December, 2001. Mr. Larson has been employed by AEI Fund Management, Inc. and affiliated entities since 1985. From 1979 to 1985, Mr. Larson was with Apache Corporation as manager of Program Accounting responsible for the accounting and reports for approximately 46 public partnerships. Mr. Larson is responsible for supervising the accounting functions of AFM and the registrant.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2001:

     Name and Address                   Number of     Percent
   of Beneficial Owner                  Units Held    of Class

   AEI Fund Management XVII, Inc.           0            0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Robert P. Johnson                       17.6          *
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Mark E. Larson                           0            0%
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

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties through the period from inception through December 31, 2000.

Person or Entity                                       Amount Incurred From
 Receiving                     Form and Method   Inception (February 10, 1988)
Compensation                   of Compensation         To December 31, 2000

AEI Securities, Inc.  Selling Commissions equal to 8%       $2,338,870
                      of proceeds plus a 2% nonaccountable
                      expense allowance, most of which was
                      reallowed to Participating Dealers.

General Partners and  Reimbursement at Cost for other       $  815,886
Affiliates            Organization and Offering Costs.


ITEM 12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.  (Continued)


Person or Entity                                       Amount Incurred From
 Receiving                     Form and Method   Inception (February 10, 1988)
Compensation                   of Compensation         To December 31, 2000

General Partners and  Reimbursement at Cost for all         $  796,482
Affiliates            Acquisition Expenses

General Partners and  Reimbursement at Cost for all         $3,418,631
Affiliates            Administrative Expenses attributable
                      to the Fund, including all expenses
                      related to management of the Fund's
                      properties and all other transfer
                      agency, reporting, partner relations
                      and other administrative functions.

General Partners and  Reimbursement at Cost for all         $   71,000
Affiliates            expenses related to the disposition
                      of the Fund's properties.

General Partners      1% of Net Cash Flow in any fiscal     $  210,613
                      year until the Limited Partners have
                      received annual, non-cumulative
                      distributions of Net Cash Flow  equal
                      to 10% of their Adjusted Capital
                      Contributions and 10% of any remaining
                      Net Cash Flow in such fiscal year.

General Partners      15% of distributions of Net Proceeds  $  57,779
                      of Sale other than distributions
                      necessary to restore Adjusted Capital
                      Contributions and provide a 6%
                      cumulative return to Limited  Partners.
                      The General  Partners  will receive
                      only 1% of distributions of Net
                      Proceeds of Sale until the  Limited
                      Partners have received  an  amount
                      equal to:(a) their Adjusted Capital
                      Contributions,  plus (b) an
                      amount equal to 14% of their Adjusted
                      Capital Contributions per annum,
                      cumulative but not compounded,   less
                      (c) all previous cash distributions
                      to the Limited Partners.

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid, (ii) the cumulative property management fees allowed but not paid, (iii) any real estate commission allowed under the Guidelines, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed. The reimbursements not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 2000, the cumulative reimbursements to the General Partners and their affiliates did not exceed these amounts.


                             PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K AND FORM 8-K/A.

         A. Exhibits -
                             Description

3.1 Certificate of Limited Partnership (incorporated by reference to Exhibit 3.1 of the registrant's Registration Statement on Form S-11 filed on July 30, 1987 [File No. 33-16159]).

3.2   Limited   Partnership  Agreement   (incorporated   by
      reference to Exhibit 3.2 of the registrant's Registration Statement on Form S-11 filed on July 30, 1987 [File No. 33-16159]).

10.1 Assignment dated March 1, 1988 between the Partnership and Fund XVI of the Net Lease Agreement dated July 23, 1987 assigned to Fund XVI by Westmoreland Real Estate, Inc. (incorporated by reference to Exhibit 10.4 of Form 10-K filed on July 28, 1992)

10.2  Net  Lease Agreement dated November 14,  1988  between the Partnership and Taco Cabana, Inc. relating to the property at 135 Long Street, San Marcos, Texas (incorporated by reference to Exhibit 10.11 of Form 10-K filed on July 28, 1992).

10.3 Net Lease Agreement dated September 29, 1989 between the Partnership and Children's World Learning Centers, Inc. relating to the property at 12790 Fee Fee Road, St. Louis, Missouri (incorporated by reference to Exhibit 10.15 of Form 10-K filed on July 28, 1992).

10.4 Net Lease Agreement dated September 29, 1989 between the Partnership and Children's World Learning Centers, Inc. relating to the property at 325 Daniel Webster Highway, Merrimack, New Hampshire (incorporated by reference to
      Exhibit 10.16 of Form 10-K filed on July 28, 1992).

10.5 Net Lease Agreement dated September 29, 1989 between the Partnership and Children's World Learning Centers, Inc. relating to the property at 14635 Pipeline Avenue South, Chino, California (incorporated by reference to Exhibit
      10.17 of Form 10-K filed on July 28, 1992).

10.6 Net Lease Agreement dated September 29, 1989 between the Partnership and Children's World Learning Centers, Inc. relating to the property at 838 N. Quentin Road, Palatine, Illinois (incorporated by reference to Exhibit 10.18 of Form 10-K filed on July 28, 1992).

10.7 Net Lease Agreement dated November 1, 1991 between the Partnership and Heartland Restaurant Corporation relating to the property at 1221 E. Kimberly, Davenport, Iowa (incorporated by reference to Exhibit 10.21 of Form 10-K filed on July 28, 1992).

10.8 Amendment to Lease dated January 2, 1995 between the Partnership and Huntington Restaurants Group, Inc. relating to the property at 1851 E. Florence Boulevard, Casa Grande, Arizona (incorporated by reference to Exhibit 10.27 of Form 10-K filed on March 30, 1995).

10.9  Net  Lease Agreement dated September 21, 1995  between the Partnership and FFT Cincinnati, Ltd. relating to the property at 9035 Fields Ertel Road, Cincinnati, Ohio (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed on November 2, 1995).

10.10 Net  Lease  Agreement  dated  November  18,  1997
      between  the  Partnership, AEI Real Estate Fund  XV  Limited
      Partnership, AEI Institutional Net Lease Fund '93 Limited Partnership and Timber Lodge Steakhouse, Inc. relating to the property at 3590 Second Street South, St. Cloud, Minnesota (incorporated by reference to Exhibit 10.20 of Form 10-KSB filed on March 23, 1998).

10.11 Net  Lease  Agreement  dated  December  10,  1997
      between the Partnership, AEI Income & Growth Fund XXII Limited Partnership and Ohio Valley Bistros, Inc. relating to the property at #1507, Rural Route #6, Greensburg, Pennsylvania (incorporated by reference to Exhibit 10.21 of Form 10-KSB filed on March 23, 1998).

10.12 Net  Lease  Agreement  dated  December  23,  1997
      between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership, AEI Real Estate Fund XV Limited Partnership and Champps Entertainment, Inc. relating to the property at 301 West Big Beaver Road, Troy, Michigan (incorporated by reference to Exhibit 10.23 of Form 10-KSB filed on March 23, 1998).

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.  (Continued)

         A. Exhibits -
                           Description

10.13 Net  Lease  Agreement  dated  January  15,   1998
      between the Partnership and Timber Lodge Steakhouse, Inc. relating to the property at 4140 Frontage Road Northwest, Rochester, Minnesota (incorporated by reference to Exhibit
      10.25 of Form 10-KSB filed on March 23, 1998).

10.14 First  Amendment  to Net  Lease  Agreement  dated
      September 3, 1998 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership, AEI Real Estate Fund XV Limited Partnership and Champps Entertainment, Inc. relating to the property at 301 West Big Beaver Road, Troy, Michigan (incorporated by reference to Exhibit 10.2 of Form 8-K filed on September 15, 1998).

10.15 First  Amendment  to Net  Lease  Agreement  dated
      September 3, 1998 between the Partnership and Timber Lodge Steakhouse, Inc. relating to the property at 4140 Frontage Road Northwest, Rochester, Minnesota (incorporated by reference to Exhibit 10.4 of Form 8-K filed on September 15, 1998).

10.16 Assignment of the Development Financing Agreement
      and Net Lease Agreement dated August 27, 1998 between the Partnership, AEI Real Estate Fund XVIII Limited
      Partnership,   AEI   Income  &  Growth  Fund   XXI   Limited
      Partnership, AEI Income & Growth Fund XXII Limited Partnership, and Americana Dining Corporation relating to the property at 7880 Washington Village Drive, Centerville, Ohio (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on November 9, 1998).

10.17 Net  Lease Agreement dated June 29, 1998  between
      AEI Income & Growth Fund XXII Limited Partnership and Americana Dining Corporation relating to the property at 7880 Washington Village Drive, Centerville, Ohio (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed on November 9, 1998).

10.18 First  Amendment  to Net  Lease  Agreement  dated
      January 27, 1999 between the Partnership, AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund XXII Limited Partnership and Americana Dining Corp. relating to the property at 7880 Washington Village Drive, Centerville, Ohio (incorporated by reference to Exhibit 10.29 of Form 10-KSB filed on March 15, 1999).

10.19 Purchase  Agreement  dated  November  18,   1999
      between the Partnership and AEI Real Estate Fund XV Limited Partnership and Kilduff 1996 Revocable Trust dated June 20, 1996 relating to the property at 3950 Second Street South, St. Cloud, Minnesota (incorporated by reference to Exhibit
      10.21 of Form 10-KSB filed on March 10, 2000).

10.20 Property  Co-Tenancy  Ownership  Agreement  dated
      November 19, 1999 between the Partnership and Kilduff 1996 Revocable Trust dated June 20, 1996 relating to the property at 3950 Second Street South, St. Cloud, Minnesota (incorporated by reference to Exhibit 10.22 of Form 10-KSB filed on March 10, 2000).

10.21 Purchase Agreement dated December 6, 1999 between the Partnership and William Jay and Georgeann McNaughtan relating to the property at 3950 Second Street South, St. Cloud, Minnesota (incorporated by reference to Exhibit
      10.23 of Form 10-KSB filed on March 10, 2000).

10.22 Property  Co-Tenancy  Ownership  Agreement  dated
      December 9, 1999 between William Jay McNaughtan and Georgeann McNaughtan relating to the property at 3950 Second Street South, St. Cloud, Minnesota (incorporated by reference to Exhibit 10.24 of Form 10-KSB filed on March 10, 2000).

10.23 Occupancy  Agreement  dated  February  17,   2000
      between the Partnership, AEI Real Estate Fund XVI Limited Partnership, Nick Mehmeti and Duncan Burch relating to the property at 3808 Towne Crossing Boulevard, Mesquite, Texas (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on May 5, 2000).

10.24 Purchase  Agreement dated April 5,  2000  between
      the Partnership, AEI Real Estate Fund XVI Limited Partnership, Nick Mehmeti and Duncan Burch relating to the property at 3808 Towne Crossing Boulevard, Mesquite, Texas (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed on May 5, 2000).

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.  (Continued)

         A. Exhibits -
                          Description

10.25 Development Financing Agreement dated May 8,  2000
      between the Partnership, AEI Real Estate Fund XV Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Income & Growth Fund XXII Limited Partnership and Razzoo's, Inc. relating to the property at 11617 Research Boulevard, Austin, Texas (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed on August 2,
      2000).

10.26 Net Lease Agreement dated May 8, 2000 between the Partnership, AEI Real Estate Fund XV Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Income & Growth Fund XXII Limited Partnership and Razzoo's, Inc. relating to the property at 11617 Research Boulevard, Austin, Texas (incorporated by reference to
      Exhibit 10.4 of Form 10-QSB filed on August 2, 2000).

10.27 Purchase  Agreement dated June 30,  2000  between
      the Partnership and Thomas A. Park and Jenny Lou Park relating to the property at 4140 West Frontage Road, Highway 52N, Rochester, Minnesota (incorporated by reference to Exhibit 10.5 of Form 10-QSB filed on August 2,
      2000).

10.28 Property  Co-Tenancy  Ownership  Agreement  dated
      July 3, 2000 between the Partnership and Thomas A. Park and Jenny Lou Park relating to the property at 4140 West Frontage Road, Highway 52N, Rochester, Minnesota (incorporated by reference to Exhibit 10.6 of Form 10-QSB filed on August 2, 2000).

10.29 Purchase  Agreement  dated  September  26,  2000,
      between the Partnership and Garden Ridge Development LLC relating to the property at 4140 West Frontage Road, Highway 52N, Rochester, Minnesota (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on October 29, 2000).

10.30 Property  Co-Tenancy  Ownership  Agreement  dated
      September 27, 2000, between the Partnership and Garden Ridge Development LLC relating to the property at 4140 West Frontage Road, Highway 52N, Rochester, Minnesota (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed on October 29, 2000).

10.31 Purchase Agreement dated October 4, 2000, between
      the Partnership and The Rynda Family Limited Partnership relating to the property at 3950 Second Street South, St. Cloud, Minnesota (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed on October 29, 2000).

10.32 Property  Co-Tenancy  Ownership  Agreement  dated
      October 6, 2000 between the Partnership and The Rynda Family Limited Partnership relating to the property at 3950 Second Street South, St. Cloud, Minnesota (incorporated by reference to Exhibit 10.4 of Form 10-QSB filed on October 29, 2000).

10.33 Purchase  Agreement  dated  October  31,   2000,
      between  the  Partnership  and  The  Tompkins  Trust   dated
      11/27/85 relating to the property at 4140 West Frontage Road, Highway 52N, Rochester, Minnesota.

10.34 Property  Co-Tenancy  Ownership  Agreement  dated
      November 1, 2000, between the Partnership and The Tompkins Trust dated 11/27/85 relating to the property at 4140 West Frontage Road, Highway 52N, Rochester, Minnesota.

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


                           AEI REAL ESTATE FUND XVII
                           Limited Partnership
                           By: AEI Fund Management XVII, Inc.
                               Its Managing General Partner


March 9, 2001              By: /s/ Robert P. Johnson
                                   Robert  P. Johnson, President and Director
                                   (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                                   Title                        Date


/s/ Robert P. Johnson  President (Principal Executive Officer)  March 9, 2001
    Robert P. Johnson  and Sole Director of Managing General
                       Partner

/s/ Mark E. Larson     Executive Vice President, Treasurer      March 9, 2001
    Mark E. Larson     and Chief Financial Officer
                       (Principal Accounting Officer)