Form 10QSB
period 2001-03-31
AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
filed 2001-05-15
CIK 819577

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2001

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


                              INDEX




PART I. Financial Information

Item 1. Balance Sheet as of March 31, 2001 and December 31, 2000

        Statements for the Periods ended March 31, 2001 and 2000:

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

                          BALANCE SHEET

              MARCH 31, 2001 AND DECEMBER 31, 2000

                           (Unaudited)

                             ASSETS

                                                   2001          2000

CURRENT ASSETS:
  Cash and Cash Equivalents                    $ 1,564,430    $ 1,673,908
  Receivables                                       16,317          9,931
                                                -----------    -----------
      Total Current Assets                       1,580,747      1,683,839
                                                -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                           4,235,651      4,259,223
  Buildings and Equipment                        9,291,882      9,291,882
  Construction in Progress                         269,737        218,268
  Accumulated Depreciation                      (3,358,812)    (3,283,284)
                                                -----------    -----------
                                                10,438,458     10,486,089
  Real Estate Held for Sale                         50,000         50,000
                                                -----------    -----------
      Net Investments in Real Estate            10,488,458     10,536,089
                                                -----------    -----------
           Total  Assets                       $12,069,205    $12,219,928
                                                ===========    ===========


                    LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $    24,769    $    46,408
  Distributions Payable                            289,904        290,614
  Unearned Rent                                     77,926          5,456
                                                -----------    -----------
      Total Current Liabilities                    392,599        342,478
                                                -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                 (84,646)       (82,637)
  Limited Partners, $1,000 Unit value;
   30,000 Units authorized; 23,389 Units issued;
   20,724 and 20,944 Units outstanding
   in 2001 and 2000, respectively               11,761,252     11,960,087
                                                -----------    -----------
     Total Partners' Capital                    11,676,606     11,877,450
                                                -----------    -----------
       Total Liabilities and Partners' Capital $12,069,205    $12,219,928
                                                ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                    2001           2000

INCOME:
   Rent                                        $   429,494    $   452,688
   Investment Income                                26,718         10,246
                                                -----------    -----------
        Total Income                               456,212        462,934
                                                -----------    -----------

EXPENSES:
   Partnership Administration - Affiliates          74,031         69,313
   Partnership Administration and Property
      Management - Unrelated Parties                16,738         33,804
   Depreciation                                     75,528         88,213
                                                -----------    -----------
        Total Expenses                             166,297        191,330
                                                -----------    -----------

NET INCOME                                     $   289,915    $   271,604
                                                ===========    ===========

NET INCOME ALLOCATED:
   General Partners                            $     2,898    $     2,716
   Limited Partners                                287,017        268,888
                                                -----------    -----------
                                               $   289,915    $   271,604
                                                ===========    ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
 (20,724 and 21,658 weighted average Units
 outstanding in 2001 and 2000, respectively)   $     13.85    $     12.42
                                                ===========    ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                    2001           2000

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net  Income                                $   289,915    $   271,604

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                   75,528         88,213
     Increase in Receivables                        (6,386)       (10,632)
     Decrease in Payable to
        AEI Fund Management, Inc.                  (21,639)       (13,197)
     Increase in Unearned Rent                      72,470         76,181
                                                -----------    -----------
        Total Adjustments                          119,973        140,565
                                                -----------    -----------
        Net Cash Provided By
        Operating Activities                       409,888        412,169
                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                      (27,897)             0
                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable       (710)        21,032
   Distributions to Partners                      (312,325)      (312,948)
   Redemption Payments                            (178,434)             0
                                                -----------    -----------
        Net Cash Used For
        Financing Activities                      (491,469)      (291,916)
                                                -----------    -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                           (109,478)       120,253

CASH AND CASH EQUIVALENTS, beginning of period   1,673,908        785,486
                                                -----------    -----------
CASH AND CASH EQUIVALENTS, end of period       $ 1,564,430    $   905,739
                                                ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)



                                                                    Limited
                                                                  Partnership
                             General      Limited                    Units
                             Partners     Partners       Total    Outstanding


BALANCE, December 31, 1999  $(70,434)  $13,168,170   $13,097,736    21,657.89

  Distributions               (3,130)     (309,818)     (312,948)

  Net Income                   2,716       268,888       271,604
                             --------   -----------   -----------  -----------
BALANCE, March 31, 2000     $(70,848)  $13,127,240   $13,056,392    21,657.89
                             ========   ===========   ===========  ===========


BALANCE, December 31, 2000  $(82,637)  $11,960,087   $11,877,450    20,944.36

  Distributions               (3,123)     (309,202)     (312,325)

  Redemption Payments         (1,784)     (176,650)     (178,434)     (220.83)

  Net Income                   2,898       287,017       289,915
                             --------   -----------   -----------  -----------
BALANCE, March 31, 2001     $(84,646)  $11,761,252   $11,676,606    20,723.53
                             ========   ===========   ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 2001

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

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate -

     In January, 2000, Texas Sports City Cafe, Ltd. (Texas), the lessee of the Sports City Cafe, notified the Partnership that they were discontinuing the restaurant operations. The Partnership negotiated to sell the property for $900,000 to an unrelated third party, who assumed the restaurant operations from Texas. On July 28, 2000, the sale closed with the Partnership receiving net sale proceeds of $579,215, which resulted in a net gain of $563. At the time of sale, the cost and related accumulated depreciation was $831,343 and $252,691, respectively.

     Through December 31, 2000, the Partnership sold 28.7991% of the Timber Lodge Steakhouse in St. Cloud, Minnesota, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $547,869, which resulted in a total net gain of $117,909. The total cost and related accumulated depreciation of the interests sold was $461,523 and $31,563, respectively. For the three months ended March 31, 2000, no gain was recognized.

     During 2000, the Partnership sold 34.4822% of the Timber Lodge Steakhouse in Rochester, Minnesota, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $757,988, which resulted in a total net gain of $137,706. The total cost and related accumulated depreciation of the interest sold was $658,875 and $38,593, respectively. For the three months ended March 31, 2000, no gain was recognized

     During the three months ended March 31, 2001, the Partnership distributed $125,316 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $5.99 per Limited Partnership Unit. The remaining net sale proceeds will either be re-invested in additional property or distributed to the Partners in the future.

     On May 8, 2000, the Partnership purchased a 17% interest in a parcel of land in Austin, Texas for $221,225. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $19,652. Effective October 4, 2000, the annual rent was increased to $22,542. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to RI for the construction of a Razzoo's restaurant on the site. Through March 31, 2001, the Partnership had advanced $269,737 for the construction of the property and was charging interest on the advances at a rate of 8.5%. Effective October 4, 2000, the interest rate was increased to 9.75%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $583,100. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $57,000. The remaining interest in the property is owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership, and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     On April 27, 2001, the Partnership purchased a 28% interest in a parcel of land in Utica, Michigan for $338,380. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $30,454. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $980,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $105,000. The remaining interest in the property is owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Net Lease Income & Growth Fund XX Limited Partnership, affiliates of the Partnership.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the three months ended March 31, 2001 and 2000 the Partnership recognized rental income of $429,494 and $452,688, respectively. During the same periods, the Partnership earned investment income of $26,718 and $10,246, respectively. In 2001, rental income decreased due to the property sales discussed below. This decrease in rental income was partially offset by rent received from one property acquisition in 2000 and rent increases on nine properties. In 2001, additional investment income was earned on the net proceeds from property sales.

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

       During the three months ended March 31, 2001 and 2000, the Partnership paid Partnership administration expenses to affiliated parties of $74,031 and $69,313, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $16,738 and $33,804, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of March 31, 2001, the Partnership's annualized cash distribution rate was 7.0%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

Liquidity and Capital Resources

        During the three months ended March 31, 2001, the Partnership's cash balances decreased $109,478 as a result of cash used to purchase property and the Partnership distributed more cash to the Partners than it generated from operating activities. Net cash provided by operating activities decreased from $412,169 in 2000 to $409,888 in 2001 due to a decrease in income in 2001 and net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by a decrease in Partnership administration expenses in 2001.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2001, the Partnership expended $27,897 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

        In January, 2000, Texas Sports City Cafe, Ltd. (Texas), the lessee of the Sports City Cafe, notified the Partnership that they were discontinuing the restaurant operations. The Partnership negotiated to sell the property for $900,000 to an unrelated third party, who assumed the restaurant operations from Texas. On July 28, 2000, the sale closed with the Partnership receiving net sale proceeds of $579,215, which resulted in a net gain of $563. At the time of sale, the cost and related accumulated depreciation was $831,343 and $252,691, respectively.

        Through December 31, 2000, the Partnership sold 28.7991% of the Timber Lodge Steakhouse in St. Cloud, Minnesota, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $547,869, which resulted in a total net gain of $117,909. The total cost and related accumulated depreciation of the interests sold was $461,523 and $31,563, respectively. For the three months ended March 31, 2000, no gain was recognized.

        During 2000, the Partnership sold 34.4822% of the Timber Lodge Steakhouse in Rochester, Minnesota, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $757,988, which resulted in a total net gain of $137,706. The total cost and related accumulated depreciation of the interest sold was $658,875 and $38,593, respectively. For the three months ended March 31, 2000, no gain was recognized.

        During the three months ended March 31, 2001, the Partnership distributed $125,316 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $5.99 per Limited Partnership Unit. The remaining net sale proceeds will either be re-invested in additional property or distributed to the Partners in the future.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        On May 8, 2000, the Partnership purchased a 17% interest in a parcel of land in Austin, Texas for $221,225. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $19,652. Effective October 4, 2000, the annual rent was increased to $22,542. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to RI for the construction of a Razzoo's restaurant on the site. Through March 31, 2001, the Partnership had advanced $269,737 for the construction  of  the property and was charging interest  on  the advances at a rate of 8.5%. Effective October 4, 2000, the interest rate was increased to 9.75%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $583,100. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $57,000. The remaining interest in the property is owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership, and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership.

        On April 27, 2001, the Partnership purchased a 28% interest in a parcel of land in Utica, Michigan for $338,380. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $30,454. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $980,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $105,000. The remaining interest in the property is owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Net Lease Income & Growth Fund XX Limited Partnership, affiliates of the Partnership.

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

        On January 1, 2001, sixteen Limited Partners redeemed a total of 220.83 Partnership Units for $176,650 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 179 Limited Partners redeemed 2,444.43 Partnership Units for $1,721,632. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       The continuing rent payments from the properties, together with  cash  generated from property sales, should be adequate  to
fund   continuing   distributions  and  meet  other   Partnership
obligations on both a short-term and long-term basis.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                          Description

          10.1  Development   Financing   Agreement
                dated   April   27,   2001   between   the
                Partnership,  AEI  Net  Lease   Income   &
                Growth  Fund XIX Limited Partnership,  AEI
                Net  Lease Income & Growth Fund XX Limited
                Partnership   and  Champps  Entertainment,
                Inc.  relating  to the property  at  12515
                Hall Road, Utica, Michigan.

          10.2  Net Lease Agreement dated April  27,
                2001  between  the  Partnership,  AEI  Net
                Lease  Income  & Growth Fund  XIX  Limited
                Partnership,  AEI  Net  Lease   Income   &
                Growth  Fund  XX  Limited Partnership  and
                Champps Entertainment, Inc. relating to the property at 12515 Hall Road, Utica,
                Michigan.

       b. Reports filed on Form  8-K  - None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 10, 2001          AEI Real Estate Fund XVII
                              Limited Partnership
                              By:  AEI Fund Management XVII, Inc.
                              Its: Managing General Partner



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