Form 10QSB
period 2001-06-30
AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
filed 2001-08-14
CIK 819577

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2001

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


                              INDEX




PART I.Financial Information

Item 1. Balance Sheet as of June 30, 2001 and December 31, 2000

        Statements for the Periods ended June 30, 2001 and 2000:

           Income

           Cash Flows

           Changes in Partners' Capital

        Notes to Financial Statements

Item 2.Management's Discussion and Analysis

PART II.Other Information

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                          BALANCE SHEET

               JUNE 30, 2001 AND DECEMBER 31, 2000

                           (Unaudited)

                             ASSETS

                                                       2001          2000

CURRENT ASSETS:
  Cash and Cash Equivalents                        $ 1,090,972    $ 1,673,908
  Receivables                                           15,989          9,931
                                                    -----------    -----------
      Total Current Assets                           1,106,961      1,683,839
                                                    -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                               4,583,009      4,259,223
  Buildings and Equipment                            9,608,432      9,291,882
  Construction in Progress                              22,594        218,268
  Accumulated Depreciation                          (3,434,340)    (3,283,284)
                                                    -----------    -----------
                                                    10,779,695     10,486,089
  Real Estate Held for Sale                             50,000         50,000
                                                    -----------    -----------
      Net Investments in Real Estate                10,829,695     10,536,089
                                                    -----------    -----------
           Total  Assets                           $11,936,656    $12,219,928
                                                    ===========    ===========


                         LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.             $    27,146    $    46,408
  Distributions Payable                                290,060        290,614
  Unearned Rent                                         25,804          5,456
                                                    -----------    -----------
      Total Current Liabilities                        343,010        342,478
                                                    -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                     (55,476)       (82,637)
  Limited Partners, $1,000 Unit value;
   30,000 Units authorized; 23,389 Units issued;
   20,645 and 20,944 Units outstanding
   in 2001 and 2000, respectively                   11,649,122     11,960,087
                                                    -----------    -----------
      Total Partners' Capital                       11,593,646     11,877,450
                                                    -----------    -----------
        Total Liabilities and Partners' Capital    $11,936,656    $12,219,928
                                                    ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                  Three Months Ended       Six Months Ended
                                 6/30/01       6/30/00   6/30/01     6/30/00

INCOME:
 Rent                           $ 439,973    $ 452,245  $ 869,467   $ 904,933
 Investment Income                 23,596        6,476     50,314      16,722
                                 ---------    ---------  ---------   ---------
        Total Income              463,569      458,721    919,781     921,655
                                 ---------    ---------  ---------   ---------

EXPENSES:
 Partnership Administration -
   Affiliates                      77,056       66,983    151,087     136,296
 Partnership Administration
   and Property Management -
   Unrelated Parties               17,782        7,100     34,520      40,904
 Depreciation                      75,528       85,235    151,056     173,448
                                 ---------    ---------  ---------   ---------
        Total Expenses            170,366      159,318    336,663     350,648
                                 ---------    ---------  ---------   ---------

NET INCOME                      $ 293,203    $ 299,403  $ 583,118   $ 571,007
                                 =========    =========  =========   =========

NET INCOME ALLOCATED:
 General Partners               $  32,933    $   2,993  $  35,831   $   5,709
 Limited Partners                 260,270      296,410    547,287     565,298
                                 ---------    ---------  ---------   ---------
                                $ 293,203    $ 299,403  $ 583,118   $ 571,007
                                 =========    =========  =========   =========

NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 20,645, 21,309, 20,684 and 21,483
 weighted average Units outstanding
 for the periods, respectively) $   12.61    $   13.91  $   26.46   $   26.31
                                 =========    =========  =========   =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                       2001          2000

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                     $   583,118    $   571,007

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                      151,056        173,448
     Increase in Receivables                            (6,058)        (2,967)
     Decrease in Payable to
        AEI Fund Management, Inc.                      (19,262)       (35,171)
     Increase in Unearned Rent                          20,348         78,131
                                                    -----------    -----------
        Total Adjustments                              146,084        213,441
                                                    -----------    -----------
        Net Cash Provided By
        Operating Activities                           729,202        784,448
                                                    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                         (444,662)      (225,295)
   Increase in Earnest Money Deposit                         0         32,565
                                                    -----------    -----------
        Net Cash Used For
        Investing Activities                          (444,662)      (192,730)
                                                    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable           (554)        21,174
   Distributions to Partners                          (624,642)      (625,888)
   Redemption Payments                                (242,280)      (275,562)
                                                    -----------    -----------
        Net Cash Used For
        Financing Activities                          (867,476)      (880,276)
                                                    -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS             (582,936)      (288,558)

CASH AND CASH EQUIVALENTS, beginning of period       1,673,908        785,486
                                                    -----------    -----------
CASH AND CASH EQUIVALENTS, end of period           $ 1,090,972    $   496,928
                                                    ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)



                                                                    Limited
                                                                  Partnership
                            General      Limited                     Units
                            Partners     Partners       Total     Outstanding


BALANCE, December 31, 1999 $(70,434)   $13,168,170   $13,097,736    21,657.89

  Distributions              (6,259)      (619,629)     (625,888)

  Redemption Payments        (2,755)      (272,807)     (275,562)     (349.00)

  Net Income                  5,709        565,298       571,007
                            ---------   -----------   -----------  -----------
BALANCE, June 30, 2000     $(73,739)   $12,841,032   $12,767,293    21,308.89
                            =========   ===========   ===========  ===========


BALANCE, December 31, 2000 $(82,637)   $11,960,087   $11,877,450    20,944.36

  Distributions              (6,247)      (618,395)     (624,642)

  Redemption Payments        (2,423)      (239,857)     (242,280)     (299.16)

  Net Income                 35,831        547,287       583,118
                            ---------   -----------   -----------  -----------
BALANCE, June 30, 2001     $(55,476)   $11,649,122   $11,593,646    20,645.20
                            =========   ===========   ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2001

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

                          JUNE 30, 2001
                           (Continued)

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


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2001
                           (Continued)

(3)  Investments in Real Estate -

     In January, 2000, Texas Sports City Cafe, Ltd. (Texas), the lessee of the Sports City Cafe, notified the Partnership that they were discontinuing the restaurant operations. The Partnership negotiated to sell the property to an unrelated third party, who assumed the restaurant operations from Texas. On July 28, 2000, the sale closed with the Partnership receiving net sale proceeds of $579,215, which resulted in a net gain of $563. At the time of sale, the cost and related accumulated depreciation was $831,343 and $252,691, respectively.

     Through December 31, 2000, the Partnership sold 28.7991% of the Timber Lodge Steakhouse in St. Cloud, Minnesota, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $547,869, which resulted in a total net gain of $117,909. The total cost and related accumulated depreciation of the interests sold was $461,523 and $31,563, respectively. For the six months ended June 30, 2000, no gain was recognized.

     During 2000, the Partnership sold 34.4822% of the Timber Lodge Steakhouse in Rochester, Minnesota, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $757,988, which resulted in a total net gain of $137,706. The total cost and related accumulated depreciation of the interest sold was $658,875 and $38,593, respectively. For the six months ended June 30, 2000, no gain was recognized

     During the six months ended June 30, 2001, the Partnership distributed $125,316 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $5.99 per Limited Partnership Unit. The remaining net sale proceeds will either be re-invested in additional property or distributed to the Partners in the future.

     On May 8, 2000, the Partnership purchased a 17% interest in a parcel of land in Austin, Texas for $231,200. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $19,652. Effective October 4, 2000, the annual rent was increased to $22,542. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to RI for the construction of a Razzoo's restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 8.5%. Effective October 4, 2000 and April 15, 2001, the interest rate was increased to 9.75% and 15.0%, respectively. On June 27, 2001, after development was completed, the Lease Agreement was amended to require annual rental payments of $54,068. The Partnership's share of the total purchase price, including the cost of the land, was $544,891. The remaining interests in the property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership.


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2001
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     On April 27, 2001, the Partnership purchased a 28% interest in a parcel of land in Utica, Michigan for $338,380. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $30,454. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Through June 30, 2001, the Partnership had advanced $22,594 for the construction of the property and was charging interest on the advances at a rate of 9.0%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $980,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $105,000. The remaining interest in the property are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Net Lease Income & Growth Fund XX Limited Partnership, affiliates of the Partnership.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For  the  six  months ended June 30, 2001  and  2000  the
Partnership recognized rental income of $869,467 and $904,933, respectively. During the same periods, the Partnership earned investment income of $50,314 and $16,722, respectively. In 2001, rental income decreased due to the property sales discussed below. This decrease in rental income was partially offset by rent received from two property acquisitions in 2000 and 2001, and rent increases on nine properties. In 2001, additional investment income was earned on the net proceeds from property sales.

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

        During the six months ended June 30, 2001 and 2000, the Partnership paid Partnership administration expenses to affiliated parties of $151,087 and $136,296, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $34,520 and $40,904, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of June 30, 2001, the Partnership's annualized cash distribution rate was 7.0%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

Liquidity and Capital Resources

         During the six months ended June 30, 2001, the Partnership's cash balances decreased $582,936 as a result of cash used to purchase property and the Partnership distributed more cash to the Partners than it generated from operating activities. Net cash provided by operating activities decreased from $784,448 in 2000 to $729,202 in 2001 mainly due to net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2001 and 2000, the Partnership expended $444,662 and $225,295, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

        In January, 2000, Texas Sports City Cafe, Ltd. (Texas), the lessee of the Sports City Cafe, notified the Partnership that they were discontinuing the restaurant operations. The Partnership negotiated to sell the property to an unrelated third party, who assumed the restaurant operations from Texas. On July 28, 2000, the sale closed with the Partnership receiving net sale proceeds of $579,215, which resulted in a net gain of $563. At the time of sale, the cost and related accumulated depreciation was $831,343 and $252,691, respectively.

        Through December 31, 2000, the Partnership sold 28.7991% of the Timber Lodge Steakhouse in St. Cloud, Minnesota, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $547,869, which resulted in a total net gain of $117,909. The total cost and related accumulated depreciation of the interests sold was $461,523 and $31,563, respectively. For the six months ended June 30, 2000, no gain was recognized.

        During 2000, the Partnership sold 34.4822% of the Timber Lodge Steakhouse in Rochester, Minnesota, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $757,988, which resulted in a total net gain of $137,706. The total cost and related accumulated depreciation of the interest sold was $658,875 and $38,593, respectively. For the six months ended June 30, 2000, no gain was recognized.

       During the six months ended June 30, 2001, the Partnership distributed $125,316 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $5.99 per Limited Partnership Unit. The remaining net sale proceeds will either be re-invested in additional property or distributed to the Partners in the future.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        On May 8, 2000, the Partnership purchased a 17% interest in a parcel of land in Austin, Texas for $231,200. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $19,652. Effective October 4, 2000, the annual rent was increased to $22,542. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to RI for the construction of a Razzoo's restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 8.5%. Effective October 4, 2000 and April 15, 2001, the interest rate was increased to 9.75% and 15.0%, respectively. On June 27, 2001, after development was completed, the Lease Agreement was amended to require annual rental payments of $54,068. The
Partnership's share of the total purchase price, including the cost of the land, was $544,891. The remaining interests in the property are owned by AEI Real Estate Fund XV Limited
Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership.

        On April 27, 2001, the Partnership purchased a 28% interest in a parcel of land in Utica, Michigan for $338,380. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $30,454. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Through June 30, 2001, the Partnership had advanced $22,594 for the construction of the property and was charging interest on the advances at a rate of 9.0%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $980,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $105,000. The remaining interests in the property are owned by AEI Net Lease Income &
Growth Fund XIX Limited Partnership and AEI Net Lease Income & Growth Fund XX Limited Partnership, affiliates of the Partnership.

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

        On January 1, 2001, sixteen Limited Partners redeemed a total of 220.83 Partnership Units for $176,650 in accordance with the Partnership Agreement. On April 1, 2001, seven Limited Partners redeemed a total of 78.33 Partnership Units for $63,207. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 179 Limited Partners redeemed 2,444.43 Partnership Units for $1,721,632. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a.   Exhibits -
                             Description

        10.1 First Amendment to Net Lease Agreement dated June 27, 2001 between the Partnership, AEI Real Estate Fund XV Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Income & Growth Fund XXII Limited Partnership and Razzoo's, Inc. relating to the property at 11617 Research Boulevard, Austin, Texas.

        b. Reports filed on Form  8-K  -   None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 7, 2001        AEI Real Estate Fund XVII
                              Limited Partnership
                              By:  AEI Fund Management XVII, Inc.
                              Its: Managing General Partner



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