Form 10QSB
period 2001-09-30
AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
filed 2001-11-13
CIK 819577

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2001

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


                              INDEX




PART I. Financial Information

Item 1. Balance Sheet as of September 30, 2001 and December 31, 2000

         Statements for the Periods ended September 30, 2001  and 2000:

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

                          BALANCE SHEET

            SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                           (Unaudited)

                             ASSETS

                                                     2001           2000

CURRENT ASSETS:
  Cash and Cash Equivalents                      $   653,299     $ 1,673,908
  Receivables                                         17,264           9,931
                                                  -----------     -----------
      Total Current Assets                           670,563       1,683,839
                                                  -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             4,583,794       4,259,223
  Buildings and Equipment                          9,608,650       9,291,882
  Construction in Progress                           364,885         218,268
  Accumulated Depreciation                        (3,512,617)     (3,283,284)
                                                  -----------     -----------
                                                  11,044,712      10,486,089
  Real Estate Held for Sale                                0          50,000
                                                  -----------     -----------
      Net Investments in Real Estate              11,044,712      10,536,089
                                                  -----------     -----------
           Total  Assets                         $11,715,275     $12,219,928
                                                  ===========     ===========

                    LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    18,011     $    46,408
  Distributions Payable                              287,957         290,614
  Unearned Rent                                       21,299           5,456
                                                  -----------     -----------
      Total Current Liabilities                      327,267         342,478
                                                  -----------     -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                   (29,532)        (82,637)
  Limited Partners, $1,000 Unit value;
   30,000 Units authorized; 23,389 Units issued;
   20,567 and 20,944 Units outstanding
   in 2001 and 2000, respectively                 11,417,540      11,960,087
                                                  -----------     -----------
      Total Partners' Capital                     11,388,008      11,877,450
                                                  -----------     -----------
        Total Liabilities and Partners' Capital  $11,715,275     $12,219,928
                                                  ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                              Three Months Ended       Nine Months Ended
                            9/30/01       9/30/00    9/30/01       9/30/00

INCOME:
 Rent                      $ 391,393    $ 441,010   $ 1,260,860  $ 1,345,943
 Investment Income            10,427       13,028        60,741       29,750
                            ---------    ---------   -----------  -----------
        Total Income         401,820      454,038     1,321,601    1,375,693
                            ---------    ---------   -----------  -----------

EXPENSES:
 Partnership Administration -
  Affiliates                  93,019       77,560       244,106      213,856
 Partnership Administration
  and Property Management -
  Unrelated Parties           12,368        6,286        46,888       47,190
 Depreciation                 78,277       83,538       229,333      256,986
 Real Estate Impairment       50,000            0        50,000            0
                            ---------    ---------   -----------  -----------
        Total Expenses       233,664      167,384       570,327      518,032
                            ---------    ---------   -----------  -----------

OPERATING INCOME             168,156      286,654       751,274      857,661

GAIN ON SALE OF REAL ESTATE        0       91,119             0       91,119
                            ---------    ---------   -----------  -----------
NET INCOME                 $ 168,156    $ 377,773   $   751,274  $   948,780
                            =========    =========   ===========  ===========

NET INCOME ALLOCATED:
 General Partners          $  29,682    $   3,778   $    65,513  $     9,487
 Limited Partners            138,474      373,995       685,761      939,293
                            ---------    ---------   -----------  -----------
                           $ 168,156    $ 377,773   $   751,274  $   948,780
                            =========    =========   ===========  ===========
NET INCOME PER
  LIMITED PARTNERSHIP UNIT
  (20,567, 21,060, 20,645
  and 21,342, weighted average
  Units outstanding for the
  periods, respectively)   $    6.73    $   17.76   $     33.22   $    44.01
                            =========    =========   ===========   ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                       2001          2000

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net   Income                                   $   751,274    $   948,780

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                     229,333        256,986
     Real Estate Impairment                            50,000              0
     Gain on Sale of Real Estate                            0        (91,119)
     Increase in Receivables                           (7,333)       (21,417)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                     (28,397)        11,464
     Increase in Unearned Rent                         15,843         50,518
                                                   -----------    -----------
        Total Adjustments                             259,446        206,432
                                                   -----------    -----------
        Net Cash Provided By
        Operating Activities                        1,010,720      1,155,212
                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                        (787,956)      (261,264)
   Proceeds from Sale of Real Estate                        0      1,087,826
                                                   -----------    -----------
        Net Cash Provided By (Used For)
        Investing Activities                         (787,956)       826,562
                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable        (2,657)        21,893
   Distributions to Partners                         (934,773)      (938,841)
   Redemption Payments                               (305,943)      (473,881)
                                                   -----------    -----------
        Net Cash Used For
         Financing Activities                      (1,243,373)    (1,390,829)
                                                   -----------    -----------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                        (1,020,609)       590,945

CASH AND CASH EQUIVALENTS, beginning of period      1,673,908        785,486
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS, end of period          $   653,299    $ 1,376,431
                                                   ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)



                                                                    Limited
                                                                  Partnership
                            General      Limited                     Units
                            Partners     Partners       Total     Outstanding


BALANCE, December 31, 1999  $(70,434)   $13,168,170   $13,097,736   21,657.89

  Distributions               (9,388)      (929,453)     (938,841)

  Redemption Payments         (4,739)      (469,142)     (473,881)    (598.33)

  Net Income                   9,487        939,293       948,780
                             --------    -----------   -----------  ----------
BALANCE, September 30, 2000 $(75,074)   $12,708,868   $12,633,794   21,059.56
                             ========    ===========   ===========  ==========


BALANCE, December 31, 2000  $(82,637)   $11,960,087   $11,877,450   20,944.36

  Distributions               (9,348)      (925,425)     (934,773)

  Redemption Payments         (3,060)      (302,883)     (305,943)    (376.87)

  Net Income                  65,513        685,761       751,274
                             --------    -----------   -----------  ----------
BALANCE, September 30, 2001 $(29,532)   $11,417,540   $11,388,008   20,567.49
                             ========    ===========   ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2001

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

                       SEPTEMBER 30, 2001
                           (Continued)

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

                       SEPTEMBER 30, 2001
                           (Continued)

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

     Through December 31, 2000, the Partnership sold 28.7991% of the Timber Lodge Steakhouse in St. Cloud, Minnesota, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $547,869, which resulted in a total net gain of $117,909. The total cost and related accumulated depreciation of the interests sold was $461,523 and $31,563, respectively. For the nine months ended September 30, 2000, no gain was recognized.

     During 2000, the Partnership sold 34.4822% of the Timber Lodge Steakhouse in Rochester, Minnesota, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $757,988, which resulted in a total net gain of $137,706. The total cost and related accumulated depreciation of the interest sold was $658,875 and $38,593, respectively. For the nine months ended September 30, 2000, the net gain was $90,556.

     During the nine months ended September 30, 2001, the Partnership distributed $210,109 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $10.07 per Limited Partnership Unit. The remaining net sale proceeds will either be re-invested in additional property or distributed to the Partners in the future.

     On May 8, 2000, the Partnership purchased a 17% interest in a parcel of land in Austin, Texas for $231,200. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $19,652. Effective October 4, 2000, the annual rent was increased to $22,542. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to RI for the construction of a Razzoo's restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 8.5%. Effective October 4, 2000 and April 15, 2001, the interest rate was increased to 9.75% and 15.0%, respectively. On June 27, 2001, after the development was completed, the Lease Agreement was amended to require annual rental payments of $54,068. The Partnership's share of the total acquisition costs, including the cost of the land, was $545,266. The remaining interests in the property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2001
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     On April 27, 2001, the Partnership purchased a 28% interest in a parcel of land in Utica, Michigan for $338,380. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $30,454. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Through September 30, 2001, the Partnership had advanced $364,885 for the construction of the property and was charging interest on the advances at a rate of 9.0%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $980,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $105,000. The remaining interest in the property are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Net Lease Income & Growth Fund XX Limited Partnership, affiliates of the Partnership.

     In January, 1996, the Cheddar's restaurant in Indianapolis, Indiana was destroyed by a fire. The property will not be rebuilt and the Partnership listed the land for sale. As of December 31, 2000, based on an analysis of market conditions in the area, it was determined the fair value of the Partnership's interest in the land was approximately $50,000. In the fourth quarter of 2000, a charge to operations for real estate impairment of $124,644 was recognized, which is the difference between the book value at December 31, 2000 of $174,644 and the estimated fair value of $50,000. In the third quarter of 2001, the Partnership recognized an additional real estate impairment of $50,000 to write down the book value of the land to zero.

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

     On  November  2,  2001, the Partnership sold the  Bennigan's
     restaurant  to  an unrelated third party.   The  Partnership
     received net sale proceeds of approximately $710,000, which resulted in a net gain of approximately $28,000.

     In May, 2001, Huntington Restaurants Group, Inc. (HRG), the lessee of the Denny's Restaurant in Casa Grande, Arizona, notified the Partnership that it was experiencing financial problems and would not make the lease payments while they worked out a plan which would enable them to continue operations without seeking bankruptcy protection. Through September 30, 2001, HRG owed $40,851 for past due rent, which has not been accrued. The Partnership is reviewing its available options, which include allowing HRG to remain in the property while they develop a work-out plan or replacing them with a new lessee.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2001
                           (Continued)

(4)  Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the nine months ended September 30, 2001 and 2000 the Partnership recognized rental income of $1,260,860 and
$1,345,943, respectively. During the same periods, the Partnership earned investment income of $60,741 and $29,750, respectively. In 2001, rental income decreased mainly as a result of the loss from the Denny's restaurant and the property sales discussed below. These decreases in rental income were partially offset by rent received from two property acquisitions in 2000 and 2001, and rent increases on seven properties. In 2001, additional investment income was earned on the net proceeds from property sales.

         In January, 1996, the Cheddar's restaurant in Indianapolis, Indiana was destroyed by a fire. The property will not be rebuilt and the Partnership listed the land for sale. As of December 31, 2000, based on an analysis of market conditions in the area, it was determined the fair value of the Partnership's interest in the land was approximately $50,000. In the fourth quarter of 2000, a charge to operations for real estate impairment of $124,644 was recognized, which is the difference between the book value at December 31, 2000 of $174,644 and the estimated fair value of $50,000. In the third quarter of 2001, the Partnership recognized an additional real estate impairment of $50,000 to write down the book value of the land to zero.

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

        On November 2, 2001, the Partnership sold the Bennigan's restaurant to an unrelated third party. The Partnership received net sale proceeds of approximately $710,000, which resulted in a net gain of approximately $28,000.

        In May, 2001, Huntington Restaurants Group, Inc. (HRG), the lessee of the Denny's Restaurant in Casa Grande, Arizona, notified the Partnership that it was experiencing financial problems and would not make the lease payments while they worked out a plan which would enable them to continue operations without seeking bankruptcy protection. Through September 30, 2001, HRG owed $40,851 for past due rent, which has not been accrued. The Partnership is reviewing its available options, which include allowing HRG to remain in the property while they develop a work-out plan or replacing them with a new lessee.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        During the nine months ended September 30, 2001 and 2000, the Partnership paid Partnership administration expenses to affiliated parties of $244,106 and $213,856, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $46,888 and $47,190, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of September 30, 2001, the Partnership's annualized cash distribution rate was 7.0%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 2001, the Partnership's cash balances decreased $1,020,609 as a result of cash used to purchase property and the Partnership distributed more cash to the Partners than it generated from operating activities. Net cash provided by operating activities decreased from $1,155,212 in 2000 to $1,010,720 in 2001 due to a decrease in income and an increase in Partnership administration expenses in 2001 and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2000, the Partnership generated cash flow from the sale of real estate of $1,087,826. During the nine months ended September 30, 2001 and 2000, the Partnership expended $787,956 and $261,264, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

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

        Through December 31, 2000, the Partnership sold 28.7991% of the Timber Lodge Steakhouse in St. Cloud, Minnesota, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $547,869, which resulted in a total net gain of $117,909. The total cost and related accumulated depreciation of the interests sold was $461,523 and $31,563, respectively. For the nine months ended September 30, 2000, no gain was recognized.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        During 2000, the Partnership sold 34.4822% of the Timber Lodge Steakhouse in Rochester, Minnesota, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $757,988, which resulted in a total net gain of $137,706. The total cost and related accumulated depreciation of the interest sold was $658,875 and $38,593, respectively. For the nine months ended September 30, 2000, the net gain was $90,556.

        During the nine months ended September 30, 2001, the Partnership distributed $210,109 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $10.07 per Limited Partnership Unit. The remaining net sale proceeds will either be re-invested in additional property or distributed to the Partners in the future.

        On May 8, 2000, the Partnership purchased a 17% interest in a parcel of land in Austin, Texas for $231,200. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $19,652. Effective October 4, 2000, the annual rent was increased to $22,542. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to RI for the construction of a Razzoo's restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 8.5%. Effective
October 4, 2000 and April 15, 2001, the interest rate was increased to 9.75% and 15.0%, respectively. On June 27, 2001, after the development was completed, the Lease Agreement was amended to require annual rental payments of $54,068. The Partnership's share of the total acquisition costs, including the cost of the land, was $545,266. The remaining interests in the property are owned by AEI Real Estate Fund XV Limited
Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership.

        On April 27, 2001, the Partnership purchased a 28% interest in a parcel of land in Utica, Michigan for $338,380. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $30,454. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Through September 30, 2001, the Partnership had advanced $364,885 for the construction of the property and was charging interest on the advances at a rate of 9.0%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $980,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $105,000. The remaining interests in the property are owned by AEI Net Lease
Income & Growth Fund XIX Limited Partnership and AEI Net Lease Income & Growth Fund XX Limited Partnership, affiliates of the Partnership.

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

        The Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.
ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        On January 1, 2001, sixteen Limited Partners redeemed a total of 220.83 Partnership Units for $176,650 in accordance with the Partnership Agreement. On April 1, 2001, seven Limited Partners redeemed a total of 78.33 Partnership Units for $63,207. On July 1, 2001, seven Limited Partners redeemed a total of 77.7 Partnership Units for $63,026 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 179 Limited Partners redeemed 2,444.34 Partnership Units for $1,721,632. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                             Description

       10.1 Purchase Agreement dated August 20, 2001 between the Partnership and Mark D. Ayer relating to the property at 9035 Fields Ertel Road, Cincinnati, Ohio.

       b.    Reports filed on Form  8-K  -  None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 8, 2001      AEI Real Estate Fund XVII
                              Limited Partnership
                              By:  AEI Fund Management XVII, Inc.
                              Its: Managing General Partner



                              By: /s/Robert P. Johnson
                                     Robert P. Johnson
                                     President
                                     (Principal Executive Officer)



                              By: /s/Mark E. Larson
                                     Mark E. Larson
                                     Chief Financial Officer
                                     (Principal Accounting Officer)