Form 10KSB
period 2001-12-31
AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
filed 2002-03-29
CIK 819577

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             of The Securities Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2001

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

                         Yes [X]    No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for year ended December 31, 2001 were $1,759,790.

As of February 28, 2002, there were 20,465.75 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $20,465,750.

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

        Through December 31, 2000, the Partnership sold 28.7991% of the Timber Lodge Steakhouse in St. Cloud, Minnesota, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $547,869, which resulted in a total net gain of $117,909. The total cost and related accumulated depreciation of the interests sold was $461,523 and $31,563, respectively. For the year ended December 31, 2000, the net gain was $64,327.

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

        On November 2, 2001, the Partnership sold the Bennigan's restaurant to an unrelated third party. The Partnership received total net sale proceeds of $710,652, which resulted in a net gain of $29,000. At the time of sale, the cost and related accumulated depreciation was $1,259,192 and $577,540, respectively.

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

        On April 27, 2001, the Partnership purchased a 28% interest in a parcel of land in Utica, Michigan for $318,043. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $30,454. Effective October 23, 2001, the annual rent was increased to $36,376. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Through December 31, 2001, the Partnership had advanced $460,119 for the construction of the property and was charging interest on the advances at a rate of 9.0%. Effective October 23, 2001, the interest rate was increased to 10.75%. On February 12, 2002, after the development was completed, the Lease Agreement was amended to require annual rental payments of $105,350. The Partnership's share of the total purchase price, including the cost of the land, was approximately $980,000. The remaining interest in the property are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Net Lease Income & Growth Fund XX Limited Partnership, affiliates of the Partnership.

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

        In May, 2001, Huntington Restaurants Group, Inc. (HRG), the lessee of the Denny's Restaurant in Casa Grande, Arizona, notified the Partnership that it was experiencing financial problems and would not make the lease payments while they worked out a plan which would enable them to continue operations without seeking bankruptcy protection. Through December 31, 2001, HRG owed $71,490 for past due rent, which has not been accrued. The Partnership is reviewing its available options, which include allowing HRG to remain in the property while they develop a work-out plan or replacing them with a new lessee.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

Major Tenants

        During 2001, four tenants each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 72% of total rental revenue in 2001. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of total rental revenue in 2002 and future years. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

Description of Properties

       The Partnership's properties are commercial, single tenant buildings. The properties were acquired on a debt-free basis and are leased to various tenants under triple net leases, which are classified as operating leases. The Partnership holds an undivided fee simple interest in the properties. At any time prior to selling the properties, the Partnership may mortgage one or more of its properties in amounts not exceeding 50% of the fair market value of the property.

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

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2001.

                            Total Property                 Annual    Annual
                  Purchase   Acquisition                   Lease     Rent Per
Property            Date        Costs      Lessee          Payment   Sq. Ft.

Cheddar's Restaurant
 Indianapolis, IN
 (50%)            2/16/88   $  261,644      (1)

Jiffy Lube Auto Care Center
 Dallas, TX                             Jiffy Lube of
 (75%)             3/1/88   $  454,624  Maryland, Inc.     $ 65,466   $32.70

Taco Cabana Restaurant                   Texas Taco
 San Marcos, TX  11/15/88   $1,013,505  Cabana, L.P.       $183,448   $49.33

                                        Huntington
Denny's Restaurant                      Restaurants
 Casa Grande, AZ   3/1/89   $  721,420  Group, Inc.        $122,554   $32.43

Children's World                           ARAMARK
Daycare Center                           Educational
 St. Louis, MO    9/29/89   $  950,627  Resources, Inc.    $128,634   $17.59

Children's World                           ARAMARK
Daycare Center                           Educational
 Merrimack, NH    9/29/89   $1,159,242  Resources, Inc.    $157,483   $25.04

Children's World                           ARAMARK
Daycare Center                           Educational
 Chino, CA        9/29/89   $1,305,518  Resources, Inc.    $177,438   $24.92

Children's World                           ARAMARK
Daycare Center                           Educational
 Palatine, IL     9/29/89   $  801,098  Resources, Inc.    $108,163   $17.52

                                          Heartland
Cheddar's Restaurant                      Restaurant
 Davenport, IA    11/4/91   $1,530,934    Corporation      $274,722   $37.12

Timber Lodge
 Steakhouse Restaurant
 St. Cloud, MN                           Timber Lodge
 (1.9949%)       11/18/97   $   31,969  Steakhouse, Inc.   $  3,535   $25.38

TGI Friday's Restaurant
 Greensburg, PA                          Ohio Valley
 (60%)           12/10/97   $1,009,045   Bistros, Inc.     $104,954   $38.79

Champps
 Americana Restaurant                      Champps
 Troy, MI                                 Operating
 (26.05%)          9/3/98   $1,289,135   Corporation       $143,158   $49.56


ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)


                            Total Property                 Annual    Annual
                  Purchase   Acquisition                   Lease     Rent Per
Property            Date        Costs      Lessee          Payment   Sq. Ft.

Timber Lodge
 Steakhouse Restaurant
 Rochester, MN                            Timber Lodge
 (65.5178%)        9/3/98   $1,251,894   Steakhouse, Inc.  $135,015   $29.52

Champps
 Americana Restaurant                       Champps
 Centerville, OH                           Operating
 (14%)            1/27/99   $  551,677    Corporation      $ 56,764   $43.28

Razzoo's Restaurant
 Austin, TX
 (17%)            6/27/01   $  545,266   Razzoo's, Inc.    $ 54,068   $32.45

Champps
 Americana Restaurant
 Utica, MI
 (28%)                                      Champps
 (land only)(2)   4/27/01   $  318,043  Entertainment,Inc. $ 36,376   $16.31

(1) The property was destroyed by fire and the land is listed for sale.
(2) Restaurant was under construction as of December 31, 2001.

        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership and/or unrelated third parties. The remaining interests in the Jiffy Lube and the Cheddar's restaurant land are owned by AEI Real Estate Fund XVI Limited Partnership. The remaining interest in the TGI Friday's restaurant is owned by AEI Income & Growth Fund XXII Limited Partnership. The remaining interests in the Champps Americana restaurant in Troy, Michigan are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership. The remaining interests in the Champps Americana restaurant in Centerville, Ohio are owned by AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership and AEI Income & Growth Fund XXII Limited Partnership. The remaining interests in the Razzoo's restaurant are owned by AEI Real Estate Fund XV Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Income & Growth Fund XXII Limited Partnership. The remaining interests in the Champps Americana restaurant in Utica, Michigan are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Net Lease Income & Growth Fund XX Limited Partnership. The remaining interests in the Timber Lodge Steakhouse restaurants are owned by unrelated third parties.

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

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

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

        During the last five years or since the date of purchase, if purchased after December 31, 1996, all properties listed above were 100% occupied except the Cheddar's property in Indianapolis, Indiana which has been 100% vacant since January, 1996.

ITEM 3.  LEGAL PROCEEDINGS.

       None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
         RELATED SECURITY HOLDER MATTERS.

        As of December 31, 2001, there were 1,838 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

ITEM 5.  MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
         RELATED SECURITY HOLDER MATTERS.  (Continued)

       During 2001, thirty-nine Limited Partners redeemed a total of 436.01 Partnership Units for $350,942 in accordance with the Partnership Agreement. In prior years, a total of 179 Limited Partners redeemed 2,444.34 Partnership Units for $1,721,631. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       Cash distributions of $15,979 and $18,182 were made to the General Partners and $1,230,978 and $1,239,265 were made to the Limited Partners in 2001 and 2000, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed $208,008 and $35,262 of proceeds from property sales in 2001 and 2000, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

        For the years ended December 31, 2001 and 2000 the Partnership recognized rental income of $1,683,980 and
$1,773,901, respectively. During the same periods, the Partnership earned investment income of $75,810 and $57,748, respectively. In 2001, rental income decreased mainly as a result of the loss of rent from the Denny's restaurant and the property sales discussed below. These decreases in rental income were partially offset by rent received from two property acquisitions in 2000 and 2001, and rent increases on eight properties. In 2001, additional investment income was earned on the net proceeds from property sales.

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

        On November 2, 2001, the Partnership sold the Bennigan's restaurant to an unrelated third party. The Partnership received total net sale proceeds of $710,652, which resulted in a net gain of $29,000. At the time of sale, the cost and related accumulated depreciation was $1,259,192 and $577,540, respectively.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In May, 2001, Huntington Restaurants Group, Inc. (HRG), the lessee of the Denny's Restaurant in Casa Grande, Arizona, notified the Partnership that it was experiencing financial problems and would not make the lease payments while they worked out a plan which would enable them to continue operations without seeking bankruptcy protection. Through December 31, 2001, HRG owed $71,490 for past due rent, which has not been accrued. The Partnership is reviewing its available options, which include allowing HRG to remain in the property while they develop a work-out plan or replacing them with a new lessee.

        During the years ended December 31, 2001 and 2000, the Partnership paid Partnership administration expenses to affiliated parties of $305,860 and $278,128, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $78,346 and $57,384, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The increase in these expenses in 2001, when compared to 2000, is mainly the result of expenses incurred in 2001 related to the Bennigan's restaurant.

       As of December 31, 2001, the Partnership's annualized cash distribution rate was 7.0%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.

        Inflation has had a minimal effect on income from operations. Leases may contain rent increases, based on the increase in the Consumer Price Index over a specified period, which will result in an increase in rental income over the term of the leases. In addition, leases may contain rent clauses which entitle the Partnership to receive additional rent in future years if gross receipts for the property exceed certain specified amounts. Increases in sales volumes of the tenants, due to inflation and real sales growth, may result in an increase in rental income over the term of the leases. Inflation also may cause the real estate to appreciate in value. However, inflation and changing prices may have an adverse impact on the operating margins of the properties' tenants, which could impair their ability to pay rent and subsequently reduce the Net Cash Flow available for distributions.

Liquidity and Capital Resources

        During 2001, the Partnership's cash balances decreased $454,754 as a result of cash used to purchase property and the Partnership distributed more cash to the Partners than it
generated  from  operating  activities.   Net  cash  provided  by
operating activities decreased from $1,497,576 in 2000 to $1,320,435 in 2001 due to a decrease in income and an increase in Partnership administration expenses in 2001 and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the years ended December 31, 2001 and 2000, the Partnership generated cash flow from the sale of real estate of $710,652 and $1,626,448, respectively. During the same periods, the Partnership expended $883,935 and $439,493, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

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

        Through December 31, 2000, the Partnership sold 28.7991% of the Timber Lodge Steakhouse in St. Cloud, Minnesota, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $547,869, which resulted in a total net gain of $117,909. The total cost and related accumulated depreciation of the interests sold was $461,523 and $31,563, respectively. For the year ended December 31, 2000, the net gain was $64,327.

        During 2000, the Partnership sold 34.4822% of the Timber Lodge Steakhouse in Rochester, Minnesota, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $757,988, which resulted in a total net gain of $137,706. The total cost and related accumulated depreciation of the interest sold was $658,875 and $38,593, respectively.

       During 2001 and 2000, the Partnership distributed $210,109 and $35,618 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $10.07 and $1.68 per Limited Partnership Unit. The remaining net sale proceeds will either be re-invested in additional property or distributed to the Partners in the future.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On April 27, 2001, the Partnership purchased a 28% interest in a parcel of land in Utica, Michigan for $318,043. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $30,454. Effective October 23, 2001, the annual rent was increased to $36,376. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Through December 31, 2001, the Partnership had advanced $460,119 for the construction of the property and was charging interest on the advances at a rate of 9.0%. Effective October 23, 2001, the interest rate was increased to 10.75%. On February 12, 2002, after the development was completed, the Lease Agreement was amended to require annual rental payments of $105,350. The Partnership's share of the total purchase price, including the cost of the land, was approximately $980,000. The remaining interest in the property are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Net Lease Income & Growth Fund XX Limited Partnership, affiliates of the Partnership.

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

       During 2001, thirty-nine Limited Partners redeemed a total of 436.01 Partnership Units for $350,942 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 179 Limited Partners redeemed 2,444.34 Partnership Units for $1,721,631. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS





Report of Independent Auditors

Balance Sheet as of December 31, 2001 and 2000

Statements for the Years Ended December 31, 2001 and 2000:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements




                 REPORT OF INDEPENDENT AUDITORS





To the Partners:
AEI Real Estate Fund XVII Limited Partnership
St. Paul, Minnesota



      We have audited the accompanying balance sheet of AEI Real Estate Fund XVII Limited Partnership (a Minnesota limited partnership) as of December 31, 2001 and 2000 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Real Estate Fund XVII Limited Partnership as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




                               /s/ BOULAY, HEUTMAKER, ZIBELL & CO. P.L.L.P.
Minneapolis,  Minnesota            Boulay, Heutmaker, Zibell & Co. P.L.L.P.
January 23, 2002                   Certified Public Accountants

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                                  2001           2000

CURRENT ASSETS:
  Cash and Cash Equivalents                   $ 1,219,154    $ 1,673,908
  Receivables                                      45,995          9,931
                                               -----------    -----------
      Total Current Assets                      1,265,149      1,683,839
                                               -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                          4,164,539      4,259,223
  Buildings and Equipment                       8,769,458      9,291,882
  Construction in Progress                        460,119        218,268
  Accumulated Depreciation                     (3,007,717)    (3,283,284)
                                               -----------    -----------
                                               10,386,399     10,486,089
  Real Estate Held for Sale                             0         50,000
                                               -----------    -----------
      Net Investments in Real Estate           10,386,399     10,536,089
                                               -----------    -----------
           Total  Assets                      $11,651,548    $12,219,928
                                               ===========    ===========


                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.        $    27,323    $    46,408
  Distributions Payable                           286,607        290,614
  Unearned Rent                                     5,456          5,456
                                               -----------    -----------
      Total Current Liabilities                   319,386        342,478
                                               -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                      0        (82,637)
  Limited Partners, $1,000 Unit value;
   30,000 Units authorized; 23,389 Units issued;
   20,508 and 20,944 Units outstanding in
   2001 and 2000, respectively                 11,332,162     11,960,087
                                               -----------    -----------
    Total Partners' Capital                    11,332,162     11,877,450
                                               -----------    -----------
      Total Liabilities and Partners' Capital $11,651,548    $12,219,928
                                               ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31


                                                   2001          2000

INCOME:
  Rent                                        $ 1,683,980    $ 1,773,901
  Investment Income                                75,810         57,748
                                               -----------    -----------
      Total Income                              1,759,790      1,831,649
                                               -----------    -----------

EXPENSES:
  Partnership Administration - Affiliates         305,860        278,128
  Partnership Administration and Property
     Management - Unrelated Parties                78,346         57,384
  Depreciation                                    301,973        336,588
  Real Estate Impairment                           50,000        764,220
                                               -----------    -----------
      Total Expenses                              736,179      1,436,320
                                               -----------    -----------

OPERATING INCOME                                1,023,611        395,329

GAIN ON SALE OF REAL ESTATE                        29,000        202,596
                                               -----------    -----------
NET INCOME                                    $ 1,052,611    $   597,925
                                               ===========    ===========

NET INCOME ALLOCATED:
  General Partners                            $    98,616    $     5,979
  Limited Partners                                953,995        591,946
                                               -----------    -----------
                                              $ 1,052,611    $   597,925
                                               ===========    ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
(20,611 and 21,241 weighted average Units outstanding
in 2001 and 2000, respectively)               $     46.29    $     27.87
                                               ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31


                                                   2001          2000

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                   $ 1,052,611   $   597,925

  Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                                  301,973       336,588
     Real Estate Impairment                         50,000       764,220
     Gain on Sale of Real Estate                   (29,000)     (202,596)
     Increase in Receivables                       (36,064)       (9,931)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                  (19,085)        5,914
     Increase in Unearned Rent                           0         5,456
                                                -----------   -----------
       Total Adjustments                           267,824       899,651
                                                -----------   -----------
       Net Cash Provided By
          Operating Activities                   1,320,435     1,497,576
                                                -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                      (883,935)     (439,493)
  Proceeds from Sale of Real Estate                710,652     1,626,448
                                                -----------   -----------
       Net Cash Provided By (Used For)
          Investing Activities                    (173,283)    1,186,955
                                                -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (Decrease) in Distributions Payable      (4,007)       22,102
  Distributions to Partners                     (1,243,412)   (1,251,783)
  Redemption Payments                             (354,487)     (566,428)
                                                -----------   -----------
       Net Cash Used For
          Financing Activities                  (1,601,906)   (1,796,109)
                                                -----------   -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                           (454,754)      888,422

CASH AND CASH EQUIVALENTS, beginning of period   1,673,908       785,486
                                                -----------   -----------
CASH AND CASH EQUIVALENTS, end of period       $ 1,219,154   $ 1,673,908
                                                ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                                   Limited
                                                                 Partnership
                             General     Limited                    Units
                             Partners    Partners      Total     Outstanding


BALANCE, December 31, 1999  $(70,434)  $13,168,170  $13,097,736    21,657.89

  Distributions              (12,518)   (1,239,265)  (1,251,783)

  Redemption Payments         (5,664)     (560,764)    (566,428)     (713.53)

  Net Income                   5,979       591,946      597,925
                             ---------  -----------  -----------  -----------
BALANCE, December 31, 2000   (82,637)   11,960,087   11,877,450    20,944.36

  Distributions              (12,434)   (1,230,978)  (1,243,412)

  Redemption Payments         (3,545)     (350,942)    (354,487)     (436.01)

  Net Income                  98,616       953,995    1,052,611
                             ---------  -----------  -----------  -----------
BALANCE, December 31, 2001  $      0   $11,332,162  $11,332,162    20,508.35
                             =========  ===========  ===========  ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

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

                   DECEMBER 31, 2001 AND 2000

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

                   DECEMBER 31, 2001 AND 2000

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

     Real Estate

       The Partnership's real estate is leased under triple net leases classified as operating leases. The Partnership recognizes rental revenue on the accrual basis according to the terms of the individual leases. For leases which contain rental increases based on cost of living increases, the increases are recognized in the year in which they are effective.

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

                   DECEMBER 31, 2001 AND 2000

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

     Newly Issued Pronouncements

       The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS 143) and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 143 will be applicable to the Partnership in the year ended December 31, 2003. SFAS 144 will be applicable to the Partnership in the year ended December 31, 2002. Management is currently evaluating the impact of SFAS 143 and SFAS 144 on its financial statements.

(3)  Related Party Transactions -

     The Partnership owns a 75% interest in a Jiffy Lube and a 50% interest in a parcel of land in Indianapolis, Indiana. The remaining interests in these properties are owned by AEI Real Estate Fund XVI Limited Partnership, an affiliate of the Partnership. The Partnership owns a 60% interest in a TGI Friday's restaurant. The remaining interest in this property is owned by AEI Income & Growth Fund XXII Limited Partnership, an affiliate of the Partnership. The Partnership owns a 26.05% interest in a Champps Americana restaurant in Troy, Michigan. The remaining interests in this property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership. The Partnership owns a 14% interest in a Champps Americana restaurant in Centerville, Ohio. The remaining interests in this property are owned by AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership. The Partnership owns a 17% interest in a Razzoo's restaurant. The remaining interests in this property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, and AEI Income & Growth Fund XXII Limited Partnership. The Partnership owns a 28% interest in a Champps Americana restaurant in Utica, Michigan. The remaining interests in this property are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Net Lease Income & Growth Fund XX Limited Partnership, affiliates of the Partnership. The Partnership owned a 65%
     interest in a restaurant in a Sports City Cafe. The remaining interest in this property was owned by AEI Real Estate Fund XVI Limited Partnership.


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(3)  Related Party Transactions - (Continued)

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                    Total Incurred by the Partnership
                                     for the Years Ended December 31

                                                  2001         2000
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                    $ 305,860     $ 278,128
                                                ========      ========
b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties relating to Partnership
  administration and property management.
  These expenses included printing costs, legal
  and filing fees, direct administrative costs,
  outside audit and accounting costs, taxes,
  insurance and other property costs.          $  78,346     $  57,384
                                                ========      ========
c.AEI is reimbursed for all costs and direct
  expenses incurred by it in acquiring properties
  on behalf of the Partnership.  The amounts are net
  of financing and commitment fees and expense
  reimbursements received by the Partnership from
  the lessees in the amount of $29,215 and $13,582
  for 2001 and 2000, respectively.             $ (19,636)    $  (9,975)
                                                ========      ========
d.AEI is reimbursed for all costs incurred in
  connection with the sale of property.        $       0     $  44,291
                                                ========      ========


     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d.
     This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are for 20 years except for the Taco Cabana, TGI Friday's, and Razzoo's restaurants and the Children's Worlds daycare centers, which have Lease terms of 15 years. Most of the leases contain renewal options which may extend the Lease term an additional 10 to 15 years. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions. Certain lessees have been granted options to purchase the property. Depending on the lease, the purchase price is either determined by a formula, or is the greater of the fair market value of the property or the amount determined by a formula. In all cases, if the option were to be exercised by the lessee, the purchase price would be greater than the original cost of the property.

     The Partnership's properties are commercial, single-tenant buildings. The Cheddar's restaurant was constructed and acquired in 1991. The Timber Lodge Steakhouse in St. Cloud, Minnesota and TGI Friday's restaurant were constructed and acquired in 1997. The Champps Americana restaurant in Troy, Michigan and the Timber Lodge Steakhouse in Rochester, Minnesota were constructed and acquired in 1998. The land for the Champps Americana restaurant in Centerville, Ohio was acquired in 1998 and construction of the restaurant was completed in 1999. The land for the Razzoo's restaurant was acquired in 2000 and construction of the restaurant was completed in 2001. The land for the Champps Americana restaurant in Utica, Michigan was acquired in 2001 and construction of the restaurant was completed in 2002. The remaining properties were constructed and acquired during 1988 or 1989. There have been no costs capitalized as improvements subsequent to the acquisitions.

     The cost of the properties not held for sale and the related
     accumulated  depreciation  at  December  31,  2001  are   as
     follows:
                                          Buildings and           Accumulated
Property                           Land     Equipment      Total  Depreciation

Jiffy Lube, Dallas, TX         $  193,479  $  261,145  $   454,624  $  139,068
Taco  Cabana, San Marcos, TX      279,727     733,778    1,013,505     394,855
Denny's,  Casa  Grande, AZ        216,812     504,608      721,420     243,766
Children's  World, St. Louis, MO  203,446     747,181      950,627     342,715
Children's World,
 Merrimack, NH                    282,530     876,712    1,159,242     394,080
Children's World, Chino, CA       357,793     947,725    1,305,518     434,616
Children's  World, Palatine, IL   135,945     665,153      801,098     301,441
Cheddar's, Davenport, IA          524,026   1,006,908    1,530,934     419,256
Timber Lodge Steakhouse,
 St. Cloud, MN                      6,969      25,000       31,969       3,580
TGI  Friday's, Greensburg, PA     445,546     563,499    1,009,045      78,714
Champps Americana,
 Troy, MI                         416,519     872,616    1,289,135     100,982


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(4)  Investments in Real Estate - (Continued)

                                          Buildings and           Accumulated
Property                           Land     Equipment      Total  Depreciation

Timber Lodge Steakhouse,
 Rochester, MN                    276,010     975,884    1,251,894     120,905
Champps Americana,
 Centerville, OH                  279,196     272,481      551,677      28,241
Razzoo's, Austin, TX              228,498     316,768      545,266       5,498
Champps Americana, Utica, MI      318,043           0      318,043           0
                                ----------  ----------  -----------  ---------
                               $4,164,539  $8,769,458  $12,933,997  $3,007,717
                               ===========  ==========  ===========  =========

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

     Through December 31, 2000, the Partnership sold 28.7991% of the Timber Lodge Steakhouse in St. Cloud, Minnesota, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $547,869, which resulted in a total net gain of $117,909. The total cost and related accumulated depreciation of the interests sold was $461,523 and $31,563, respectively. For the year ended December 31, 2000, the net gain was $64,327.

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

     On November 2, 2001, the Partnership sold the Bennigan's restaurant to an unrelated third party. The Partnership received total net sale proceeds of $710,652, which resulted in a net gain of $29,000. At the time of sale, the cost and related accumulated depreciation was $1,259,192 and $577,540, respectively.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(4)  Investments in Real Estate - (Continued)

     During 2001 and 2000, the Partnership distributed $210,109 and $35,618 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $10.07 and $1.68 per Limited Partnership Unit. The remaining net sale proceeds will either be re-invested in additional property or distributed to the Partners in the future.

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

     On April 27, 2001, the Partnership purchased a 28% interest in a parcel of land in Utica, Michigan for $318,043. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $30,454. Effective October 23, 2001, the annual rent was increased to $36,376. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Through December 31, 2001, the Partnership had advanced $460,119 for the construction of the property and was charging interest on the advances at a rate of 9.0%. Effective October 23, 2001, the interest rate was increased to 10.75%. On February 12, 2002, after the development was completed, the Lease Agreement was amended to require annual rental payments of $105,350. The Partnership's share of the total purchase price, including the cost of the land, was approximately $980,000.

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

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(4)  Investments in Real Estate - (Continued)

     In May, 2001, Huntington Restaurants Group, Inc. (HRG), the lessee of the Denny's Restaurant in Casa Grande, Arizona, notified the Partnership that it was experiencing financial problems and would not make the lease payments while they worked out a plan which would enable them to continue operations without seeking bankruptcy protection. Through December 31, 2001, HRG owed $71,490 for past due rent, which has not been accrued. The Partnership is reviewing its available options, which include allowing HRG to remain in the property while they develop a work-out plan or replacing them with a new lessee.

     The   minimum  future  rentals  on  the  Leases  for   years
     subsequent to December 31, 2001 are as follows:

                       2002         $ 1,763,313
                       2003           1,773,170
                       2004           1,483,298
                       2005           1,076,469
                       2006           1,099,197
                       Thereafter     8,260,235
                                     -----------
                                    $15,455,682
                                     ===========

     There were no contingent rents recognized in 2001 or 2000.


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                    2001         2000
      Tenants                  Industry

     ARAMARK Educational
       Resources, Inc.              Child Care   $  562,156    $  544,802
     Heartland Restaurant
       Corporation                  Restaurant      265,037       254,843
     Champps Americana Group        Restaurant      213,524       190,120
     Texas Taco Cabana, L.P.        Restaurant      177,762           N/A
     Timber Lodge Steakhouse, Inc.  Restaurant          N/A       201,624
                                                  ----------    ----------

     Aggregate rent revenue of major tenants     $1,218,479    $1,191,389
                                                  ==========    ==========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                  72%           67%
                                                  ==========    ==========

(6)  Partners' Capital -

     Cash distributions of $15,979 and $18,182 were made to the General Partners and $1,230,978 and $1,239,265 were made to the Limited Partners for the years ended December 31, 2001 and 2000, respectively. The Limited Partners' distributions represent $59.72 and $58.34 per Limited Partnership Unit outstanding using 20,611 and 21,241 weighted average Units in 2001 and 2000, respectively. The distributions represent $17.11 and $1.60 per Unit of Net Income and $29.18 and $56.74 per Unit of return of contributed capital in 2001 and 2000, respectively.

     As part of the Limited Partner distributions discussed above, the Partnership distributed $208,008 and $35,262 of proceeds from property sales in 2001 and 2000, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

     Distributions of Net Cash Flow to the General Partners during 2001 and 2000 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to the Limited Partners and 1% to the General Partners.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(6)  Partners' Capital - (Continued)

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

     During 2001, thirty-nine Limited Partners redeemed a total of 436.01 Partnership Units for $350,942 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In 2000, sixty-two Limited Partners redeemed a total of 713.53 Partnership Units for $560,764. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $851.39 per original $1,000 invested.

(7)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                2001          2000

     Net Income for Financial
      Reporting Purposes                     $1,052,611    $  597,925

     Depreciation for Tax Purposes Under
      Depreciation for Financial
      Reporting Purposes                          9,960        13,913

     Income Accrued for Tax Purposes
      Over Income for Financial
      Reporting Purposes                         71,491         5,456

     Property Expenses for Tax Purposes
      Over Expenses for Financial
      Reporting Purposes                        (15,394)      (17,671)

     Real Estate Impairment Loss
      Not Recognized for Tax Purposes            50,000       764,220

     Gain on Sale of Real Estate for
      Tax Purposes Under Gain for
      Financial Reporting Purposes             (759,599)     (218,185)
                                              ----------    ----------
           Taxable Income to Partners        $  409,069    $1,145,658
                                              ==========    ==========


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(7)  Income Taxes - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December
     31:

                                                  2001          2000

     Partners' Capital for
       Financial  Reporting Purposes           $11,332,162   $11,877,450

     Adjusted Tax Basis of Investments
      in Real Estate Over Net
      Investments in Real Estate for
      Financial Reporting Purposes                 448,367     1,148,005

     Income Accrued for Tax Purposes
      Over Income for Financial
      Reporting Purposes                            76,947         5,456

     Property Expenses for Tax Purposes
      Under Expenses for Financial
      Reporting Purposes                                 0        15,394

     Syndication Costs
      Treated as Reduction of Capital
      for Financial Reporting Purposes           3,149,157     3,149,157
                                                -----------   -----------
           Partners' Capital for
               Tax  Reporting Purposes         $15,006,633   $16,195,462
                                                ===========   ===========

(8)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                    2001                     2000
                           Carrying       Fair      Carrying       Fair
                            Amount        Value       Amount       Value

     Cash                $      204   $      204   $      216   $      216
     Money Market Funds   1,218,950    1,218,950    1,673,692    1,673,692
                          ----------   ----------   ----------   ----------
      Total Cash and
        Cash Equivalents $1,219,154   $1,219,154   $1,673,908   $1,673,908
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

        Robert P. Johnson, age 57, is Chief Executive Officer, President and Director and has held these positions since the formation of AFM in July, 1987, and has been elected to continue in these positions until December, 2002. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation
(SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in thirteen limited partnerships and a managing member in two LLCs.

        Mark E. Larson, age 49, is Executive Vice President, Treasurer and Chief Financial Officer and has been elected to continue in these positions until December, 2002. Mr. Larson has been Treasurer since the formation of AFM in July, 1987, Executive Vice President since December, 1987 and Chief Financial Officer since January, 1990. In January, 1993, Mr. Larson was elected to serve as Secretary of AFM and will continue to serve until December, 2002. Mr. Larson has been employed by AEI Fund Management, Inc. and affiliated entities since 1985. From 1979 to 1985, Mr. Larson was with Apache Corporation as manager of Program Accounting responsible for the accounting and reports for approximately 46 public partnerships. Mr. Larson is responsible for supervising the accounting functions of AFM and the registrant.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2002:

     Name and Address                   Number of     Percent
   of Beneficial Owner                  Units Held    of Class

   AEI Fund Management XVII, Inc.           0            0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Robert P. Johnson                       42.6          *
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Mark E. Larson                           0            0%
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

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties through the period from inception through December 31, 2001.


Person or Entity                                     Amount Incurred From
 Receiving                   Form and Method     Inception (February 10, 1988)
Compensation                 of Compensation         To December 31, 2001

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

General Partners and  Reimbursement at Cost for other        $  815,886
Affiliates            Organization and Offering Costs.

ITEM 12. CERTAIN RELATIONSHIPS  AND  RELATED  TRANSACTIONS. (Continued)

Person or Entity                                     Amount Incurred From
 Receiving                   Form and Method     Inception (February 10, 1988)
Compensation                 of Compensation         To December 31, 2001

General Partners and  Reimbursement at Cost for all           $  776,846
Affiliates            Acquisition Expenses


General Partners and  Reimbursement at Cost for all           $3,724,491
Affiliates            Administrative Expenses attributable
                      to the Fund, including all expenses
                      related to management of the Fund's
                      properties and all other transfer
                      agency, reporting, partner relations
                      and other administrative functions.

General Partners and  Reimbursement at Cost for all expenses  $   71,000
Affiliates            related to the disposition of the Fund's
                      properties.

General  Partners     1% of Net Cash Flow in any fiscal year  $  224,491
                      until the Limited Partners have received annual, non-cumulative distributions of
                      Net Cash Flow  equal to 10% of their
                      Adjusted Capital Contributions and
                      10% of any remaining Net Cash Flow in
                      such fiscal year.

General Partners      15% of distributions of Net Proceeds of $   59,880
                      Sale other than distributions necessary
                      to restore Adjusted Capital Contributions
                      and provide a 6% cumulative return to
                      Limited Partners.   The General  Partners
                      will receive only 1% of distributions of Net Proceeds of Sale until the Limited
                      Partners have received  an  amount
                      equal to: (a) their Adjusted Capital
                      Contributions,  plus (b) an amount
                      equal to 14% of their Adjusted Capital
                      Contributions per annum, cumulative but
                      not compounded, less (c) all previous cash distributions to the Limited Partners.

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid, (ii) the cumulative property management fees allowed but not paid, (iii) any real estate commission allowed under the Guidelines, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed. The reimbursements not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 2001, the cumulative reimbursements to the General Partners and their affiliates did not exceed these amounts.


                             PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K AND FORM 8-K/A.

         A. Exhibits -
                            Description

     3.1 Certificate of Limited Partnership (incorporated by reference to Exhibit 3.1 of the registrant's Registration
     Statement on Form S-11 filed on July 30, 1987 [File No.  33-
     16159]).

     3.2    Limited   Partnership  Agreement   (incorporated   by
     reference  to  Exhibit 3.2 of the registrant's  Registration
     Statement on Form S-11 filed on July 30, 1987 [File No.  33-
     16159]).

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

     10.9  Net  Lease Agreement dated November 18,  1997  between
     the   Partnership,   AEI  Real  Estate   Fund   XV   Limited
     Partnership, AEI Institutional Net Lease Fund '93 Limited Partnership and Timber Lodge Steakhouse, Inc. relating to the property at 3590 Second Street South, St. Cloud, Minnesota (incorporated by reference to Exhibit 10.20 of Form 10-KSB filed on March 23, 1998).

     10.10 Net Lease Agreement dated December 10, 1997 between the Partnership, AEI Income & Growth Fund XXII Limited Partnership and Ohio Valley Bistros, Inc. relating to the property at #1507, Rural Route #6, Greensburg, Pennsylvania (incorporated by reference to Exhibit 10.21 of Form 10-KSB filed on March 23, 1998).

     10.11 Net Lease Agreement dated December 23, 1997 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership, AEI Real Estate Fund XV Limited Partnership and Champps Entertainment, Inc. relating to the property at 301 West Big Beaver Road, Troy, Michigan (incorporated by reference to Exhibit 10.23 of Form 10-KSB filed on March 23, 1998).

     10.12 Net Lease Agreement dated January 15, 1998 between the Partnership and Timber Lodge Steakhouse, Inc. relating to the property at 4140 Frontage Road Northwest, Rochester, Minnesota (incorporated by reference to Exhibit
     10.25 of Form 10-KSB filed on March 23, 1998).

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A. (Continued)

         A. Exhibits -
                            Description

     10.13      First  Amendment  to Net  Lease  Agreement  dated
     September 3, 1998 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership, AEI Real Estate Fund XV Limited Partnership and Champps Entertainment, Inc. relating to the property at 301 West Big Beaver Road, Troy, Michigan (incorporated by reference to Exhibit 10.2 of Form 8-K filed on September 15, 1998).

     10.14      First  Amendment  to Net  Lease  Agreement  dated
     September 3, 1998 between the Partnership and Timber Lodge Steakhouse, Inc. relating to the property at 4140 Frontage Road Northwest, Rochester, Minnesota (incorporated by reference to Exhibit 10.4 of Form 8-K filed on September 15, 1998).

     10.15 Assignment of the Development Financing Agreement and Net Lease Agreement dated August 27, 1998 between the Partnership, AEI Real Estate Fund XVIII Limited
     Partnership,   AEI   Income  &  Growth  Fund   XXI   Limited
     Partnership, AEI Income & Growth Fund XXII Limited Partnership, and Americana Dining Corporation relating to the property at 7880 Washington Village Drive, Centerville, Ohio (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on November 9, 1998).

     10.16 Net Lease Agreement dated June 29, 1998 between AEI Income & Growth Fund XXII Limited Partnership and Americana Dining Corporation relating to the property at 7880 Washington Village Drive, Centerville, Ohio (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed on November 9, 1998).

     10.17 First Amendment to Net Lease Agreement dated January 27, 1999 between the Partnership, AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund XXII Limited Partnership and Americana Dining Corp. relating to the property at 7880 Washington Village Drive, Centerville, Ohio (incorporated by reference to Exhibit 10.29 of Form 10-KSB filed on March 15, 1999).

     10.18 Property Co-Tenancy Ownership Agreement dated November 19, 1999 between the Partnership and Kilduff 1996 Revocable Trust dated June 20, 1996 relating to the property at 3950 Second Street South, St. Cloud, Minnesota (incorporated by reference to Exhibit 10.22 of Form 10-KSB filed on March 10, 2000).

     10.19      Property  Co-Tenancy  Ownership  Agreement  dated
     December 9, 1999 between William Jay McNaughtan and Georgeann McNaughtan relating to the property at 3950 Second Street South, St. Cloud, Minnesota (incorporated by reference to Exhibit 10.24 of Form 10-KSB filed on March 10, 2000).

     10.20 Occupancy Agreement dated February 17, 2000 between the Partnership, AEI Real Estate Fund XVI Limited Partnership, Nick Mehmeti and Duncan Burch relating to the property at 3808 Towne Crossing Boulevard, Mesquite, Texas (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on May 5, 2000).

     10.21      Purchase  Agreement dated April 5,  2000  between
     the Partnership, AEI Real Estate Fund XVI Limited Partnership, Nick Mehmeti and Duncan Burch relating to the property at 3808 Towne Crossing Boulevard, Mesquite, Texas (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed on May 5, 2000).

     10.22 Development Financing Agreement dated May 8, 2000 between the Partnership, AEI Real Estate Fund XV Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Income & Growth Fund XXII Limited Partnership and Razzoo's, Inc. relating to the property at 11617 Research Boulevard, Austin, Texas (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed on August 2,
     2000).

     10.23 Net Lease Agreement dated May 8, 2000 between the Partnership, AEI Real Estate Fund XV Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Income & Growth Fund XXII Limited Partnership and Razzoo's, Inc. relating to the property at 11617 Research Boulevard, Austin, Texas (incorporated by reference to
     Exhibit 10.4 of Form 10-QSB filed on August 2, 2000).

     10.24 Purchase Agreement dated June 30, 2000 between the Partnership and Thomas A. Park and Jenny Lou Park relating to the property at 4140 West Frontage Road, Highway 52N, Rochester, Minnesota (incorporated by reference to Exhibit 10.5 of Form 10-QSB filed on August 2,
     2000).

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A. (Continued)

         A. Exhibits -
                            Description

     10.25 Property Co-Tenancy Ownership Agreement dated July 3, 2000 between the Partnership and Thomas A. Park and Jenny Lou Park relating to the property at 4140 West Frontage Road, Highway 52N, Rochester, Minnesota (incorporated by reference to Exhibit 10.6 of Form 10-QSB filed on August 2, 2000).

     10.26 Purchase Agreement dated September 26, 2000, between the Partnership and Garden Ridge Development LLC relating to the property at 4140 West Frontage Road, Highway 52N, Rochester, Minnesota (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on October 29, 2000).

     10.27 Property Co-Tenancy Ownership Agreement dated September 27, 2000, between the Partnership and Garden Ridge Development LLC relating to the property at 4140 West Frontage Road, Highway 52N, Rochester, Minnesota (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed on October 29, 2000).

     10.28 Purchase Agreement dated October 4, 2000, between the Partnership and The Rynda Family Limited Partnership relating to the property at 3950 Second Street South, St. Cloud, Minnesota (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed on October 29, 2000).

     10.29 Property Co-Tenancy Ownership Agreement dated October 6, 2000 between the Partnership and The Rynda Family Limited Partnership relating to the property at 3950 Second Street South, St. Cloud, Minnesota (incorporated by reference to Exhibit 10.4 of Form 10-QSB filed on October 29, 2000).

     10.30 Purchase Agreement dated October 31, 2000, between the Partnership and The Tompkins Trust dated 11/27/85 relating to the property at 4140 West Frontage Road, Highway 52N, Rochester, Minnesota (incorporated by reference to Exhibit 10.33 of Form 10-KSB filed on March 9,
     2001).

     10.31 Property Co-Tenancy Ownership Agreement dated November 1, 2000, between the Partnership and The Tompkins Trust dated 11/27/85 relating to the property at 4140 West Frontage Road, Highway 52N, Rochester, Minnesota (incorporated by reference to Exhibit 10.34 of Form 10-KSB filed on March 9, 2001).

     10.32 Development Financing Agreement dated April 27, 2001 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership and Champps Entertainment, Inc. relating to the property at 12515 Hall Road, Utica, Michigan (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on May 10, 2001).

     10.33 Net Lease Agreement dated April 27, 2001 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership and Champps Entertainment, Inc.
     relating to the property at 12515 Hall Road, Utica, Michigan (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed on May 10, 2001).

     10.34 First Amendment to Net Lease Agreement dated June 27, 2001 between the Partnership, AEI Real Estate Fund XV Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Income & Growth Fund XXII Limited Partnership and Razzoo's, Inc. relating to the property at 11617 Research Boulevard, Austin, Texas (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on August 7,
     2001).

     10.35 Purchase Agreement dated August 20, 2001 between the Partnership and Mark D. Ayer relating to the property at 9035 Fields Ertel Road, Cincinnati, Ohio (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on November 8, 2001).

     10.36 First Amendment to Net Lease Agreement dated February 12, 2002 between the Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and Champps Entertainment, Inc. relating to the property at 12515 Hall Road, Utica, Michigan.

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


                            AEI REAL ESTATE FUND XVII
                            Limited Partnership
                            By: AEI Fund Management XVII, Inc.
                                Its Managing General Partner


March 8, 2002               By: /s/ Robert P. Johnson
                                    Robert  P. Johnson, President and Director
                                    (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Name                                    Title                  Date


/s/ Robert P. Johnson  President (Principal Executive Officer)  March 8, 2002
    Robert P. Johnson  and Sole Director of Managing General
                       Partner

/s/ Mark E. Larson     Executive Vice President,  Treasurer     March 8, 2002
    Mark E. Larson     and Chief Financial Officer
                       (Principal Accounting Officer)