Form 10QSB
period 2002-03-31
AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
filed 2002-05-13
CIK 819577

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2002

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


                              INDEX




PART I.Financial Information

 Item 1. Balance Sheet as of March 31, 2002 and December 31, 2001

         Statements for the Periods ended March 31, 2002 and 2001:

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

                          BALANCE SHEET

              MARCH 31, 2002 AND DECEMBER 31, 2001

                           (Unaudited)

                             ASSETS

                                                    2002           2001

CURRENT ASSETS:
  Cash and Cash Equivalents                     $ 1,053,201    $ 1,219,154
  Receivables                                           880         45,995
                                                 -----------    -----------
      Total Current Assets                        1,054,081      1,265,149
                                                 -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                            4,192,250      4,164,539
  Buildings and Equipment                         9,385,352      8,769,458
  Construction in Progress                                0        460,119
  Accumulated Depreciation                       (3,080,220)    (3,007,717)
                                                 -----------    -----------
      Net Investments in Real Estate             10,497,382     10,386,399
                                                 -----------    -----------
           Total  Assets                        $11,551,463    $11,651,548
                                                 ===========    ===========


                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    23,215    $    27,323
  Distributions Payable                             286,725        286,607
  Unearned Rent                                      31,242          5,456
                                                 -----------    -----------
      Total Current Liabilities                     341,182        319,386
                                                 -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                   (1,219)             0
  Limited Partners, $1,000 Unit value;
   30,000 Units authorized; 23,389 Units issued;
   20,430 and 20,508 Units outstanding
   in 2002 and 2001, respectively                11,211,500     11,332,162
                                                 -----------    -----------
      Total Partners' Capital                    11,210,281     11,332,162
                                                 -----------    -----------
        Total Liabilities and Partners' Capital $11,551,463    $11,651,548
                                                 ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                      2002          2001

INCOME:
   Rent                                          $   414,894    $   429,494
   Investment Income                                   9,517         26,718
                                                  -----------    -----------
        Total Income                                 424,411        456,212
                                                  -----------    -----------

EXPENSES:
   Partnership Administration - Affiliates            78,444         74,031
   Partnership Administration and Property
      Management - Unrelated Parties                  22,127         16,738
   Depreciation                                       72,503         75,528
                                                  -----------    -----------
        Total Expenses                               173,074        166,297
                                                  -----------    -----------

NET INCOME                                       $   251,337    $   289,915
                                                  ===========    ===========

NET INCOME ALLOCATED:
   General Partners                              $     2,513    $     2,898
   Limited Partners                                  248,824        287,017
                                                  -----------    -----------
                                                 $   251,337    $   289,915
                                                  ===========    ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
  (20,430 and 20,724 weighted average Units
  outstanding in 2002 and 2001, respectively)    $     12.18    $     13.85
                                                  ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                        2002          2001

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                     $   251,337   $   289,915

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                       72,503        75,528
     (Increase) Decrease in Receivables                 45,115        (6,386)
     Decrease in Payable to
        AEI Fund Management, Inc.                       (4,108)      (21,639)
     Increase in Unearned Rent                          25,786        72,470
                                                    -----------   -----------
        Total Adjustments                              139,296       119,973
                                                    -----------   -----------
        Net Cash Provided By
        Operating Activities                           390,633       409,888
                                                    -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                         (183,486)      (27,897)
                                                    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable            118          (710)
   Distributions to Partners                          (308,642)     (312,325)
   Redemption Payments                                 (64,576)     (178,434)
                                                    -----------   -----------
        Net Cash Used For
        Financing Activities                          (373,100)     (491,469)
                                                    -----------   -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS             (165,953)     (109,478)

CASH AND CASH EQUIVALENTS, beginning of period       1,219,154     1,673,908
                                                    -----------   -----------
CASH AND CASH EQUIVALENTS, end of period           $ 1,053,201   $ 1,564,430
                                                    ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)



                                                                    Limited
                                                                  Partnership
                             General      Limited                    Units
                             Partners     Partners      Total     Outstanding


BALANCE, December 31, 2000   $(82,637)  $11,960,087  $11,877,450    20,944.36

  Distributions                (3,123)     (309,202)    (312,325)

  Redemption Payments          (1,784)     (176,650)    (178,434)     (220.83)

  Net Income                    2,898       287,017      289,915
                              ---------  -----------  -----------  -----------
BALANCE, March 31, 2001      $(84,646)  $11,761,252  $11,676,606    20,723.53
                              =========  ===========  ===========  ===========


BALANCE, December 31, 2001   $      0   $11,332,162  $11,332,162    20,508.35

  Distributions                (3,086)     (305,556)    (308,642)

  Redemption Payments            (646)      (63,930)     (64,576)      (78.50)

  Net Income                    2,513       248,824      251,337
                              ---------  -----------  -----------  -----------
BALANCE, March 31, 2002      $ (1,219)  $11,211,500  $11,210,281    20,429.85
                              =========  ===========  ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 2002

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

     The terms of the Partnership offering call for a subscription price of $1,000 per Limited Partnership Unit, payable on acceptance of the offer. The Partnership commenced operations on February 10, 1988 when minimum subscriptions of 2,000 Limited Partnership Units ($2,000,000) were accepted. The offering terminated on November 1, 1988 when the one-year offering period expired. The Partnership received subscriptions for 23,388.7 Limited Partnership Units. Under the terms of the Limited Partnership Agreement, the Limited Partners and General Partners contributed funds of $23,388,700 and $1,000, respectively.

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


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate -

     On November 2, 2001, the Partnership sold the Bennigan's restaurant in Cincinnati, Ohio to an unrelated third party. The Partnership received total net sale proceeds of $710,652, which resulted in a net gain of $29,000. At the time of sale, the cost and related accumulated depreciation was $1,259,192 and $577,540, respectively.

     During the three months ended March 31, 2002 and 2001, the Partnership distributed $61,585 and $125,316 of net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $2.98 and $5.99 per Limited Partnership Unit. The remaining net sale proceeds will either be re-
     invested in additional property or distributed to the Partners in the future.

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

     On April 27, 2001, the Partnership purchased a 28% interest in a parcel of land in Utica, Michigan for $338,380. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $30,454. Effective October 23, 2001, the annual rent was increased to $36,376. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to Champps for the construction of a Champps Americana restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 9.0%. Effective October 23, 2001, the interest rate was increased to 10.75%. On February 12, 2002, after the development was completed, the Lease Agreement was amended to require annual rental payments of $105,350. The Partnership's share of the total acquisition costs, including the cost of the land, was $961,647. The remaining interests in the property are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Net Lease Income & Growth Fund XX Limited Partnership, affiliates of the Partnership.


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     In May, 2001, Huntington Restaurants Group, Inc. (HRG), the lessee of the Denny's Restaurant in Casa Grande, Arizona, notified the Partnership that it was experiencing financial problems and would not make the lease payments while they worked out a plan which would enable them to continue operations without seeking bankruptcy protection. For the three months ended March 31, 2002 and the year ended December 31, 2001, HRG owed $31,047 and $71,490 for past due rent, which has not been accrued. The Partnership is reviewing its available options, which include allowing HRG to remain in the property while they develop a work-out plan or replacing them with a new lessee.

(4)  Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the three months ended March 31, 2002 and 2001 the Partnership recognized rental income of $414,894 and $429,494, respectively. During the same periods, the Partnership earned investment income of $9,517 and $26,718, respectively. In 2002, rental income decreased as a result of the loss of rent from the Denny's restaurant and property sales. These decreases in rental income were partially offset by additional rent received from two property acquisitions in 2002 and 2001, and rent increases on ten properties. In 2001, additional investment income was earned on the net proceeds from property sales.

        In May, 2001, Huntington Restaurants Group, Inc. (HRG), the lessee of the Denny's Restaurant in Casa Grande, Arizona, notified the Partnership that it was experiencing financial problems and would not make the lease payments while they worked out a plan which would enable them to continue operations without seeking bankruptcy protection. For the three months ended March 31, 2002 and the year ended December 31, 2001, HRG owed $31,047 and $71,490 for past due rent, which has not been accrued. The Partnership is reviewing its available options, which include allowing HRG to remain in the property while they develop a work-out plan or replacing them with a new lessee.

       During the three months ended March 31, 2002 and 2001, the Partnership paid Partnership administration expenses to affiliated parties of $78,444 and $74,031, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $22,127 and $16,738, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        As of March 31, 2002, the Partnership's annualized cash distribution rate was 7.0%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During the three months ended March 31, 2002, the Partnership's cash balances decreased $165,953 as a result of cash used to purchase property. Net cash provided by operating activities decreased from $409,888 in 2001 to $390,633 in 2002 due to a decrease in income and an increase in Partnership administration expenses in 2002, which were partially offset by net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2002 and 2001, the Partnership expended $183,486 and $27,897, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

        On November 2, 2001, the Partnership sold the Bennigan's restaurant in Cincinnati, Ohio to an unrelated third party. The Partnership received total net sale proceeds of $710,652, which resulted in a net gain of $29,000. At the time of sale, the cost and related accumulated depreciation was $1,259,192 and $577,540, respectively.

       During the three months ended March 31, 2002 and 2001, the Partnership distributed $61,585 and $125,316 of net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $2.98 and $5.99 per Limited Partnership Unit. The remaining net sale proceeds will either be re-invested in additional property or distributed to the Partners in the future.


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

        On April 27, 2001, the Partnership purchased a 28% interest in a parcel of land in Utica, Michigan for $338,380. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $30,454. Effective October 23, 2001, the annual rent was increased to $36,376. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to Champps for the construction of a Champps Americana restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 9.0%. Effective October 23, 2001, the interest rate was increased to 10.75%. On February 12, 2002, after the development was completed, the Lease Agreement was amended to require annual rental payments of $105,350. The Partnership's share of the total acquisition costs, including the cost of the land, was $961,647. The remaining interests in the property are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Net Lease Income & Growth Fund XX Limited Partnership, affiliates of the Partnership.

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

       On January 1, 2002, nine Limited Partners redeemed a total of 78.50 Partnership Units for $63,930 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 218 Limited Partners redeemed 2,880.35 Partnership Units for $2,072,573. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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


Dated:  April 30, 2002        AEI Real Estate Fund XVII
                              Limited Partnership
                              By:  AEI Fund Management XVII, Inc.
                              Its: Managing General Partner



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