Form 10QSB
period 2002-06-30
AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
filed 2002-08-14
CIK 819577

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2002

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of June 30, 2002 and December 31, 2001

         Statements for the Periods ended June 30, 2002 and 2001:

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

                          BALANCE SHEET

               JUNE 30, 2002 AND DECEMBER 31, 2001

                           (Unaudited)

                             ASSETS

                                                  2002           2001

CURRENT ASSETS:
  Cash and Cash Equivalents                   $ 1,085,034     $ 1,219,154
  Receivables                                         881          45,995
                                               -----------     -----------
      Total Current Assets                      1,085,915       1,265,149
                                               -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                          4,192,250       4,164,539
  Buildings and Equipment                       9,385,352       8,769,458
  Construction in Progress                              0         460,119
  Accumulated Depreciation                     (3,155,405)     (3,007,717)
                                               -----------     -----------
      Net Investments in Real Estate           10,422,197      10,386,399
                                               -----------     -----------
           Total  Assets                      $11,508,112     $11,651,548
                                               ===========     ===========


                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.        $    34,131     $    27,323
  Distributions Payable                           285,772         286,607
  Unearned Rent                                    54,074           5,456
                                               -----------     -----------
      Total Current Liabilities                   373,977         319,386
                                               -----------     -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                 (1,980)              0
  Limited Partners, $1,000 Unit value;
   30,000 Units authorized; 23,389 Units issued;
   20,381 and 20,508 Units outstanding
   in 2002 and 2001, respectively              11,136,115      11,332,162
                                               -----------     -----------
    Total Partners' Capital                    11,134,135      11,332,162
                                               -----------     -----------
      Total Liabilities and Partners' Capital $11,508,112     $11,651,548
                                               ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                              Three Months Ended       Six Months Ended
                             6/30/02      6/30/01    6/30/02      6/30/01

INCOME:
 Rent                       $ 438,756   $ 439,973   $ 853,650   $ 869,467
 Investment Income              3,531      23,596      13,048      50,314
                             ---------   ---------   ---------   ---------
        Total Income          442,287     463,569     866,698     919,781
                             ---------   ---------   ---------   ---------

EXPENSES:
 Partnership Administration -
   Affiliates                  68,515      77,056     146,959     151,087
 Partnership Administration
   and Property Management -
   Unrelated Parties           26,542      17,782      48,669      34,520
 Depreciation                  75,185      75,528     147,688     151,056
                             ---------   ---------   ---------   ---------
        Total Expenses        170,242     170,366     343,316     336,663
                             ---------   ---------   ---------   ---------

NET INCOME                  $ 272,045   $ 293,203   $ 523,382   $ 583,118
                             =========   =========   =========   =========

NET INCOME ALLOCATED:
 General Partners           $   2,721   $  32,933   $   5,234   $  35,831
 Limited Partners             269,324     260,270     518,148     547,287
                             ---------   ---------   ---------   ---------
                            $ 272,045   $ 293,203   $ 523,382   $ 583,118
                             =========   =========   =========   =========

NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 20,381, 20,645, 20,405 and
 20,684 weighted average Units
 outstanding for the periods,
 respectively)              $   13.21   $   12.61   $   25.39   $   26.46
                             =========   =========   =========   =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                        2002          2001

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net  Income                                     $   523,382   $   583,118

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                       147,688       151,056
     (Increase) Decrease in Receivables                  45,114        (6,058)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                         6,808       (19,262)
     Increase in Unearned Rent                           48,618        20,348
                                                     -----------   -----------
        Total Adjustments                               248,228       146,084
                                                     -----------   -----------
        Net Cash Provided By
        Operating Activities                            771,610       729,202
                                                     -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                          (183,486)     (444,662)
                                                     -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                       (835)         (554)
   Distributions to Partners                           (616,208)     (624,642)
   Redemption Payments                                 (105,201)     (242,280)
                                                     -----------   -----------
        Net Cash Used For
        Financing Activities                           (722,244)     (867,476)
                                                     -----------   -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS              (134,120)     (582,936)

CASH AND CASH EQUIVALENTS, beginning of period        1,219,154     1,673,908
                                                     -----------   -----------
CASH AND CASH EQUIVALENTS, end of period            $ 1,085,034   $ 1,090,972
                                                     ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)



                                                                   Limited
                                                                 Partnership
                            General      Limited                    Units
                            Partners     Partners      Total     Outstanding


BALANCE, December 31, 2000  $(82,637)   $11,960,087  $11,877,450    20,944.36

  Distributions               (6,247)      (618,395)    (624,642)

  Redemption Payments         (2,423)      (239,857)    (242,280)     (299.16)

  Net Income                  35,831        547,287      583,118
                             --------    -----------   -----------  ---------
BALANCE, June 30, 2001      $(55,476)   $11,649,122   $11,593,646   20,645.20
                             ========    ===========   ===========  =========


BALANCE, December 31, 2001  $      0    $11,332,162   $11,332,162   20,508.35

  Distributions               (6,162)      (610,046)     (616,208)

  Redemption Payments         (1,052)      (104,149)     (105,201)    (127.50)

  Net Income                   5,234        518,148       523,382
                             --------    -----------   -----------  ---------
BALANCE, June 30, 2002      $ (1,980)   $11,136,115   $11,134,135   20,380.85
                             ========    ===========   ===========  =========

 The accompanying Notes to Financial Statements are an integral part of this statement.


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2002

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

                          JUNE 30, 2002
                           (Continued)

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

                          JUNE 30, 2002
                           (Continued)

(3)  Investments in Real Estate -

     On November 2, 2001, the Partnership sold the Bennigan's restaurant in Cincinnati, Ohio to an unrelated third party. The Partnership received total net sale proceeds of $710,652, which resulted in a net gain of $29,000. At the time of sale, the cost and related accumulated depreciation was $1,259,192 and $577,540, respectively.

     During the six months ended June 30, 2002 and 2001, the Partnership distributed $61,585 and $125,316 of net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $2.98 and $5.99 per Limited Partnership Unit. The remaining net sale proceeds will either be re-
     invested in additional property or distributed to the Partners in the future.

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

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     In May, 2001, Huntington Restaurants Group, Inc. (HRG), the lessee of the Denny's Restaurant in Casa Grande, Arizona, notified the Partnership that it was experiencing financial problems and would not make the lease payments while they worked out a plan which would enable them to continue operations without seeking bankruptcy protection. For the six months ended June 30, 2002 and the year ended December 31, 2001, HRG owed $62,911 and $55,981 for past due rent, which has not been accrued. The Partnership is reviewing its available options, which include allowing HRG to remain in the property while they develop a work-out plan or replacing them with a new lessee.

(4)  Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

        The Management's Discussion and Analysis contains various "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, taxation levels, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters. These, and other forward looking statements made by the Partnership, must be evaluated in the context of a number of factors that may affect the Partnership's financial condition and results of operations, including the following:

    Market and economic conditions which affect the value of the properties the Partnership owns and the cash from rental income such properties generate;

    the federal income tax consequences of rental income, deductions, gain on sales and other items and the affects of these consequences for the Partners;

    resolution by the General Partners of conflicts with which they may be confronted;

    the   success  of  the  General  Partners  of   locating
    properties with favorable risk return characteristics;

    the effect of tenant defaults; and

    the condition of the industries in which the tenants of properties owned by the Partnership operate.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

Critical Accounting Policies

        The preparation of the Partnership's financial statements requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates these estimates on an ongoing basis, including those related to the carrying value of real estate and the allocation by AEI Fund Management, Inc. of expenses to the Partnership as opposed to other funds they manage.

        The Partnership purchases properties and records them in the financial statements at the lower of cost or estimated realizable value. The Partnership initially records the properties at cost (including capitalized acquisition expenses). The Partnership is required to periodically evaluate the carrying value of properties to determine whether their realizable value has declined. For properties the Partnership will hold and operate, management determines whether impairment has occurred by comparing the property's probability-weighted cash flows to its current carrying value. For properties held for sale, management determines whether impairment has occurred by comparing the property's estimated fair value less cost to sell to its current carrying value. If the carrying value is greater than the realizable value, an impairment loss is recorded to reduce the carrying value of the property to its realizable value. A change in these assumptions or analysis could cause material changes in the carrying value of the properties.

       AEI Fund Management Inc. allocates expenses to each of the funds they manage primarily on the basis of the number of hours devoted by their employees to each fund's affairs. They also allocate some expenses at the end of each month that are not directly related to a fund's operations based upon the number of investors in the fund and the fund's capitalization relative to other funds they manage. The Partnership reimburses these expenses subject to detailed limitations contained in the Partnership Agreement.

Results of Operations

        For the six months ended June 30, 2002 and 2001, the Partnership recognized rental income of $853,650 and $869,467, respectively. During the same periods, the Partnership earned investment income of $13,048 and $50,314, respectively. In 2002, rental income decreased as a result of the loss of rent from the Denny's restaurant and property sales. These decreases in rental income were partially offset by additional rent received from two property acquisitions in 2002 and 2001, and rent increases on ten properties. In 2002, investment income decreased due to the Partnership receiving less interest income from construction advances and having less money invested, due to property acquisitions, at lower money market interest rates.

        In May, 2001, Huntington Restaurants Group, Inc. (HRG), the lessee of the Denny's Restaurant in Casa Grande, Arizona, notified the Partnership that it was experiencing financial problems and would not make the lease payments while they worked out a plan which would enable them to continue operations without seeking bankruptcy protection. For the six months ended June 30, 2002 and the year ended December 31, 2001, HRG owed $62,911 and $55,981 for past due rent, which has not been accrued. The Partnership is reviewing its available options, which include allowing HRG to remain in the property while they develop a work-out plan or replacing them with a new lessee.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        During the six months ended June 30, 2002 and 2001, the Partnership paid Partnership administration expenses to affiliated parties of $146,959 and $151,087, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $48,669 and $34,520, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The increase in these expenses in 2002, when compared to 2001, is the result of expenses incurred in 2002 related to the Denny's situation discussed above.

        As of June 30, 2002, the Partnership's annualized cash distribution rate was 7.0%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

         During the six months ended June 30, 2002, the Partnership's cash balances decreased $134,120 as a result of cash used to purchase property. Net cash provided by operating activities increased from $729,202 in 2001 to $771,610 in 2002 due to net timing differences in the collection of payments from lessees and the payment of expenses which were partially offset by a decrease in income and an increase in Partnership administration expenses in 2002.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2002 and 2001, the Partnership expended $183,486 and $444,662, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

        On November 2, 2001, the Partnership sold the Bennigan's restaurant in Cincinnati, Ohio to an unrelated third party. The Partnership received total net sale proceeds of $710,652, which resulted in a net gain of $29,000. At the time of sale, the cost and related accumulated depreciation was $1,259,192 and $577,540, respectively.

        During the six months ended June 30, 2002 and 2001, the Partnership distributed $61,585 and $125,316 of net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $2.98 and $5.99 per Limited Partnership Unit. The remaining net sale proceeds will either be re-invested in additional property or distributed to the Partners in the future.

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

       On January 1, 2002, nine Limited Partners redeemed a total of 78.50 Partnership Units for $63,930 in accordance with the Partnership Agreement. On April 1, 2002, four Limited Partners redeemed a total of 49 Partnership Units for $40,219. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 218 Limited Partners redeemed 2,880.35 Partnership Units for $2,072,573. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                             Description

       99.1 Certification of Chief Executive Officer of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       99.2 Certification of Chief Financial Officer of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       b. Reports filed on Form 8-K -     None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 6, 2002        AEI Real Estate Fund XVII
                              Limited Partnership
                              By:  AEI Fund Management XVII, Inc.
                              Its: Managing General Partner



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