Form 10QSB
period 2002-09-30
AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
filed 2002-11-14
CIK 819577

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2002

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 2002 and December 31, 2001

         Statements for the Periods ended September 30, 2002 and 2001:

           Income

           Cash Flows

           Changes in Partners' Capital

         Notes to Financial Statements

 Item 2. Management's Discussion and Analysis

 Item 3. Controls and Procedures

PART II. Other Information

 Item 1. Legal Proceedings

 Item 2. Changes in Securities

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6. Exhibits and Reports on Form 8-K

          Signatures

          Certifications

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                          BALANCE SHEET

            SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

                           (Unaudited)

                             ASSETS

                                                      2002          2001

CURRENT ASSETS:
  Cash and Cash Equivalents                       $ 2,293,476    $ 1,219,154
  Receivables                                             881         45,995
                                                   -----------    -----------
      Total Current Assets                          2,294,357      1,265,149
                                                   -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                              3,746,704      4,164,539
  Buildings and Equipment                           8,821,853      8,769,458
  Construction in Progress                                  0        460,119
  Accumulated Depreciation                         (3,137,269)    (3,007,717)
                                                   -----------    -----------
      Net Investments in Real Estate                9,431,288     10,386,399
                                                   -----------    -----------
           Total  Assets                          $11,725,645    $11,651,548
                                                   ===========    ===========


                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $    84,241    $    27,323
  Distributions Payable                               285,998        286,607
  Unearned Rent                                        22,013          5,456
                                                   -----------    -----------
      Total Current Liabilities                       392,252        319,386
                                                   -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                      3,039              0
  Limited Partners, $1,000 Unit value;
   30,000 Units authorized; 23,389 Units issued;
   20,259 and 20,508 Units outstanding
   in 2002 and 2001, respectively                  11,330,354     11,332,162
                                                   -----------    -----------
      Total Partners' Capital                      11,333,393     11,332,162
                                                   -----------    -----------
       Total Liabilities and Partners' Capital    $11,725,645    $11,651,548
                                                   ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                               Three Months Ended       Nine Months Ended
                             9/30/02       9/30/01    9/30/02      9/30/01

INCOME:
 Rent                       $ 431,607    $ 391,393   $1,285,257   $1,260,860
 Investment Income              4,122       10,427       17,170       60,741
                             ---------    ---------   ----------   ----------
        Total Income          435,729      401,820    1,302,427    1,321,601
                             ---------    ---------   ----------   ----------

EXPENSES:
 Partnership Administration -
   Affiliates                  51,839       93,019      198,798      244,106
 Partnership Administration
   and Property Management -
   Unrelated Parties            9,298       12,368       57,967       46,888
 Depreciation                  74,280       78,277      221,968      229,333
 Real Estate Impairment             0       50,000            0       50,000
                             ---------    ---------   ----------   ----------
        Total Expenses        135,417      233,664      478,733      570,327
                             ---------    ---------   ----------   ----------

OPERATING INCOME              300,312      168,156      823,694      751,274

GAIN ON SALE OF REAL ESTATE   306,974            0      306,974            0
                             ---------    ---------   ----------   ----------
NET INCOME                  $ 607,286    $ 168,156   $1,130,668   $  751,274
                             =========    =========   ==========   ==========

NET INCOME ALLOCATED:
 General Partners           $   9,099    $  29,682   $   14,333   $   65,513
 Limited Partners             598,187      138,474    1,116,335      685,761
                             ---------    ---------   ----------   ----------
                            $ 607,286    $ 168,156   $1,130,668   $  751,274
                             =========    =========   ==========   ==========

NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 (20,259, 20,567, 20,357
 and 20,645, weighted average
 Units outstanding for the
 periods, respectively)     $   29.53    $    6.73   $    54.84   $    33.22
                             =========    =========   ==========   ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                      2002            2001

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                    $ 1,130,668    $   751,274

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                     221,968        229,333
     Real Estate Impairment                                 0         50,000
     Gain on Sale of Real Estate                     (306,974)             0
     Increase (Decrease) in Receivables                45,114         (7,333)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                      56,918        (28,397)
     Increase in Unearned Rent                         16,557         15,843
                                                   -----------    -----------
        Total Adjustments                              33,583        259,446
                                                   -----------    -----------
        Net Cash Provided By
        Operating Activities                        1,164,251      1,010,720
                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                        (183,486)      (787,956)
   Proceeds from Sale of Real Estate                1,223,603              0
                                                   -----------    -----------
        Net Cash Provided By (Used For)
        Investing Activities                        1,040,117       (787,956)
                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                     (609)        (2,657)
   Distributions to Partners                         (923,779)      (934,773)
   Redemption Payments                               (205,658)      (305,943)
                                                   -----------   ------------
        Net Cash Used For
          Financing Activities                     (1,130,046)    (1,243,373)
                                                   -----------   ------------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                        1,074,322     (1,020,609)

CASH AND CASH EQUIVALENTS, beginning of period      1,219,154      1,673,908
                                                   -----------   ------------
CASH AND CASH EQUIVALENTS, end of period          $ 2,293,476   $    653,299
                                                   ===========   ============

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)



                                                                    Limited
                                                                  Partnership
                            General      Limited                    Units
                            Partners     Partners       Total     Outstanding


BALANCE, December 31, 2000  $(82,637)  $11,960,087   $11,877,450    20,944.36

  Distributions               (9,348)     (925,425)     (934,773)

  Redemption Payments         (3,060)     (302,883)     (305,943)     (376.87)

  Net Income                  65,513       685,761       751,274
                             ---------  -----------   -----------  -----------
BALANCE, September 30, 2001 $(29,532)  $11,417,540   $11,388,008    20,567.49
                             =========  ===========   ===========  ===========


BALANCE, December 31, 2001  $      0   $11,332,162   $11,332,162    20,508.35

  Distributions               (9,237)     (914,542)     (923,779)

  Redemption Payments         (2,057)     (203,601)     (205,658)     (248.95)

  Net Income                  14,333     1,116,335     1,130,668
                             ---------  -----------   -----------  -----------
BALANCE, September 30, 2002 $  3,039   $11,330,354   $11,333,393    20,259.40
                             =========  ===========   ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2002

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

                       SEPTEMBER 30, 2002
                           (Continued)

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


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2002
                           (Continued)
(3)  Investments in Real Estate -

     On November 2, 2001, the Partnership sold the Bennigan's restaurant in Cincinnati, Ohio to an unrelated third party. The Partnership received total net sale proceeds of $710,652, which resulted in a net gain of $29,000. At the time of sale, the cost and related accumulated depreciation was $1,259,192 and $577,540, respectively.

     In the third quarter of 2002, the Partnership sold its 60% interest in the TGI Friday's restaurant, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,223,603, which resulted in a net gain of $306,974. The total cost and related accumulated depreciation of the interests sold was $1,009,045 and $92,416, respectively.

     During the nine months ended September 30, 2002 and 2001, the Partnership distributed $95,980 and $210,109 of net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $4.66 and $10.07 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be re-invested in additional property or distributed to the Partners in the future.

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

                       SEPTEMBER 30, 2002
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     In May, 2001, Huntington Restaurants Group, Inc. (HRG), the lessee of the Denny's Restaurant in Casa Grande, Arizona, notified the Partnership that it was experiencing financial problems and would not make the lease payments while they worked out a plan which would enable them to continue operations without seeking bankruptcy protection. For the nine months ended September 30, 2002 and the year ended December 31, 2001, HRG owed $94,775 and $55,981 for past due rent, which has not been accrued. In October 2002, the Partnership entered into an agreement to sell the property to an unrelated third party. As part of the transaction, the past due rent will be forgiven. The net sale proceeds will be approximately $1,075,000, which will result in a net gain of approximately $610,000.

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


The Application of Critical Accounting Policies

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

         Management   of  the  Partnership  has   discussed   the
development and selection of the above accounting estimates and the management discussion and analysis disclosures regarding them with the managing partner of the Partnership.

Results of Operations

       For the nine months ended September 30, 2002 and 2001, the Partnership recognized rental income of $1,285,257 and
$1,260,860, respectively. During the same periods, the Partnership earned investment income of $17,170 and $60,741, respectively. In 2002, rental income increased as a result of additional rent received from two property acquisitions in 2002 and 2001 and rent increases on eleven properties. These increases in rental income were partially offset by the loss of rent from the Denny's restaurant and property sales. In 2002, investment income decreased due to the Partnership receiving less interest income from construction advances and having less money invested, due to property acquisitions, at lower money market interest rates.

        In May, 2001, Huntington Restaurants Group, Inc. (HRG), the lessee of the Denny's Restaurant in Casa Grande, Arizona, notified the Partnership that it was experiencing financial problems and would not make the lease payments while they worked out a plan which would enable them to continue operations without seeking bankruptcy protection. For the nine months ended September 30, 2002 and the year ended December 31, 2001, HRG owed $94,775 and $55,981 for past due rent, which has not been accrued. In October 2002, the Partnership entered into an agreement to sell the property to an unrelated third party. As part of the transaction, the past due rent will be forgiven. The net sale proceeds will be approximately $1,075,000, which will result in a net gain of approximately $610,000.

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

        During the nine months ended September 30, 2002 and 2001, the Partnership paid Partnership administration expenses to affiliated parties of $198,798 and $244,106, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $57,967 and $46,888, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The increase in these expenses in 2002, when compared to 2001, is the result of expenses incurred in 2002 related to the Denny's situation discussed above.

        As of September 30, 2002, the Partnership's annualized cash distribution rate was 7.0%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

Liquidity and Capital Resources

        During the nine months ended September 30, 2002, the Partnership's cash balances increased $1,074,322 mainly as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property. Net cash provided by operating activities increased from $1,010,720 in 2001 to $1,164,251 in 2002 due to net timing differences in the collection of payments from lessees and the payment of expenses and a decrease in Partnership administration expenses in 2002, which were partially offset by a decrease in income in 2002.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2002, the Partnership generated cash flow from the sale of real estate of $1,223,603. During the nine months ended September 30, 2002 and 2001, the Partnership expended $183,486 and $787,956, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

        On November 2, 2001, the Partnership sold the Bennigan's restaurant in Cincinnati, Ohio to an unrelated third party. The Partnership received total net sale proceeds of $710,652, which resulted in a net gain of $29,000. At the time of sale, the cost and related accumulated depreciation was $1,259,192 and $577,540, respectively.

       In the third quarter of 2002, the Partnership sold its 60% interest in the TGI Friday's restaurant, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,223,603, which resulted in a net gain of $306,974. The total cost and related accumulated depreciation of the interests sold was $1,009,045 and $92,416, respectively.

        During the nine months ended September 30, 2002 and 2001, the Partnership distributed $95,980 and $210,109 of net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $4.66 and $10.07 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be re-invested in additional property or distributed to the Partners in the future.


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

       On January 1, 2002, nine Limited Partners redeemed a total of 78.50 Partnership Units for $63,930 in accordance with the Partnership Agreement. On April 1, 2002, four Limited Partners redeemed a total of 49 Partnership Units for $40,219. On July 1, 2002, eleven Limited Partners redeemed a total of 121.45 Partnership units for $99,452. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 218 Limited Partners redeemed 2,880.35 Partnership Units for $2,072,573. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       The continuing rent payments from the properties, together with  cash  generated from property sales, should be adequate  to
fund   continuing   distributions  and  meet  other   Partnership
obligations on both a short-term and long-term basis.


ITEM 3. CONTROLS AND PROCEDURES

       (a) Evaluation of disclosure controls and procedures

        Under the supervision and with the participation of management, including its President and Chief Financial Officer, the Managing General Partner of the Partnership evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) related to the Partnership as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the President and Chief Financial Officer of the Managing General Partner concluded that, as of the Evaluation Date, the disclosure controls and procedures are effective in timely alerting them to the material information relating to the Partnership required to be included in periodic SEC filings.

       (b)  Changes in internal controls

         There were no significant changes made in the Partnership's internal controls during the period covered by this report or, to the Managing General Partner's knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.


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

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.
                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits -
                             Description

10.1  Purchase  Agreement dated October 31,  2002  between  the
      Partnership and GB Land L. L.C. relating to the property at 1851 E. Florence Boulevard, Casa Grande, Arizona.

99.1  Certification  of  Chief  Executive  Officer  of  General
      Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2  Certification  of  Chief  Financial  Officer  of  General
      Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       (b) Reports filed on Form 8-K -  None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 1, 2002      AEI Real Estate Fund XVII
                              Limited Partnership
                              By:  AEI Fund Management XVII, Inc.
                              Its: Managing General Partner



                              By: /s/ Robert P Johnson
                                      Robert P. Johnson
                                      President
                                      (Principal Executive Officer)



                              By: /s/ Mark E Larson
                                      Mark E. Larson
                                      Chief Financial Officer
                                      (Principal Accounting Officer)



                          CERTIFICATIONS


I, Robert P. Johnson, certify that:

1.  I  have reviewed this quarterly report on Form 10-QSB of  AEI
Real Estate Fund XVII Limited Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge; the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The  registrant's  other  certifying  officers  and  I   are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have;

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b)   evaluated  the  effectiveness  of  the  registrant's
disclosure  controls and procedures as of a date within  90  days
prior   to  the  filing  date  of  this  quarterly  report   (the
"Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The  registrant's  other  certifying  officers  and  I  have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated: November 1, 2002         /s/ Robert P Johnson
                                    Robert P. Johnson, President
                                    AEI Fund Management XVII, Inc.
                                    Managing General Partner



                         CERTIFICATIONS


I, Mark E. Larson, certify that:

1.  I  have reviewed this quarterly report on Form 10-QSB of  AEI
Real Estate Fund XVII Limited Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge; the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The  registrant's  other  certifying  officers  and  I   are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have;

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b)   evaluated  the  effectiveness  of  the  registrant's
disclosure  controls and procedures as of a date within  90  days
prior   to  the  filing  date  of  this  quarterly  report   (the
"Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The  registrant's  other  certifying  officers  and  I  have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated: November 1, 2002        /s/ Mark E Larson
                                   Mark E. Larson, Chief Financial Officer
                                   AEI Fund Management XVII, Inc.
                                   Managing General Partner