Form 10KSB
AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
filed 2003-03-26
CIK 819577

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             of The Securities Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2002

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

The Issuer's revenues for year ended December 31, 2002. were $1,720,226.

As of February 28, 2003, there were 20,170.80 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $20,170,800.
               DOCUMENTS INCORPORATED BY REFERENCE

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

        Most of the leases provide the lessee with two to three five-year renewal options subject to the same terms and conditions as the initial lease. Certain lessees have been granted options to purchase the property at a formula price, which would exceed the original cost. The actual sale price of a property to a lessee may or may not exceed original cost depending on market and other conditions.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

       In January 2000, Texas Sports City Cafe, Ltd. (Texas), the lessee of the Sports City Cafe, notified the Partnership that they were discontinuing the restaurant operations. The Partnership negotiated to sell the property to an unrelated third party, who assumed the restaurant operations from Texas. On July 28, 2000, the sale closed with the Partnership receiving net sale proceeds of $579,215, which resulted in a net gain of $563. At the time of sale, the cost and related accumulated depreciation was $831,343 and $252,691, respectively.

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

        As of December 31, 2000, based on analysis of market conditions, it was determined the fair value of the Bennigan's restaurant in Cincinnati, Ohio was approximately $700,000. In the fourth quarter of 2000, a charge to operations for real estate impairment of $639,576 was recognized, which is the difference between the book value at December 31, 2000 of $1,339,576 and the estimated market value of $700,000. The charge was recorded against the cost of the land and building.

        On November 2, 2001, the Partnership sold the Bennigan's restaurant to an unrelated third party. The Partnership received total net sale proceeds of $710,652, which resulted in a net gain of $29,000. At the time of sale, the cost and related accumulated depreciation was $1,259,192 and $577,540, respectively.

        During 2002, the Partnership sold its 60% interest in the TGI Friday's restaurant, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,223,603, which resulted in a net gain of $306,974. The total cost and related accumulated depreciation of the interests sold was $1,009,045 and $92,416, respectively.

        Subsequent to December 31, 2002, the Partnership sold 5.0665% of the Champps Americana restaurant in Troy, Michigan, in two separate transactions, to unrelated third parties. The Partnership received net sale proceeds of approximately $341,000, which resulted in a net gain of approximately $124,000.

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

       In January 1996, the Cheddar's restaurant in Indianapolis, Indiana was destroyed by a fire. The Partnership reached an agreement with the tenant and insurance company which called for termination of the Lease, demolition of the building and payment to the Partnership of $407,282 for the building and equipment and $49,688 for lost rent. The property will not be rebuilt and the Partnership listed the land for sale. As of December 31, 2000, based on an analysis of market conditions in the area, it was determined the fair value of the Partnership's interest in the land was approximately $50,000. In the fourth quarter of 2000, a charge to operations for real estate impairment of $124,644 was recognized, which is the difference between the book value at
December 31, 2000 of $174,644 and the estimated fair value of $50,000. In the third quarter of 2001, the Partnership recognized an additional real estate impairment of $50,000 to write down the book value of the land to zero.

       In May 2001, Huntington Restaurants Group, Inc. (HRG), the lessee of the Denny's restaurant in Casa Grande, Arizona, notified the Partnership that it was experiencing financial problems and would not make the lease payments while they worked out a plan which would enable them to continue operations without seeking bankruptcy protection. For the years ended December 31, 2002 and 2001, HRG owed $124,926 and $55,981 for past due rent, which was not accrued for financial reporting purposes. In October 2002, the Partnership entered into an agreement to sell the property to an unrelated third party. As part of the transaction, the past due rent was forgiven. On December 27, 2002, the sale closed with the Partnership receiving net sale proceeds of $1,090,781, which resulted in a net gain of $628,322. At the time of sale, the cost and related accumulated depreciation was $721,420 and $258,961, respectively.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

Major Tenants

        During 2002, four tenants each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 79% of total rental revenue in 2002. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of total rental revenue in 2003 and future years. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2002.

                              Total Property            Annual   Annual
                     Purchase  Acquisition              Lease   Rent Per
Property               Date       Costs     Lessee      Payment  Sq. Ft.

Cheddar's Restaurant
   Indianapolis, IN
   (50%)              2/16/88 $  261,644   (1)

Jiffy Lube Auto Care Center
   Dallas, TX                            Jiffy Lube of
   (75%)               3/1/88 $  454,624 Maryland, Inc.  $ 75,285 $37.60

Taco Cabana Restaurant                   Texas Taco
   San Marcos, TX    11/15/88 $1,013,505 Cabana, L.P.    $187,576 $50.44

Children's World                            ARAMARK
Daycare Center                            Educational
   St. Louis, MO      9/29/89 $  950,627 Resources, Inc. $130,582 $17.86

Children's World                             ARAMARK
Daycare Center                             Educational
   Merrimack, NH      9/29/89 $1,159,242 Resources, Inc. $159,868 $25.42

Children's World                             ARAMARK
Daycare Center                             Educational
   Chino, CA          9/29/89 $1,305,518 Resources, Inc. $180,125 $25.30

Children's World                             ARAMARK
Daycare Center                             Educational
   Palatine, IL       9/29/89 $  801,098 Resources, Inc. $109,801 $17.78

                                         Heartland
Cheddar's Restaurant                     Restaurant
   Davenport, IA      11/4/91 $1,530,934 Corporation     $257,140 $34.75

Timber Lodge
   Steakhouse Restaurant
   St. Cloud, MN                         Timber Lodge
    (1.9949%)        11/18/97 $   31,970 Steakhouse, Inc.$  3,604 $25.88

Champps
   Americana Restaurant                    Champps
   Troy, MI                               Operating
    (26.05%)           9/3/98 $1,289,135 Corporation     $143,158 $49.56

Timber Lodge
   Steakhouse Restaurant
   Rochester, MN                           Timber Lodge
   (65.5178%)          9/3/98 $1,251,894 Steakhouse, Inc.$137,614 $30.09

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

                              Total Property             Annual    Annual
                     Purchase  Acquisition               Lease    Rent Per
Property               Date       Costs    Lessee        Payment  Sq. Ft.

Champps
   Americana Restaurant                    Champps
   Centerville, OH                        Operating
   (14%)              1/27/99 $  551,677 Corporation     $ 60,937 $46.46

Razzoo's Restaurant
   Austin, TX
   (17%)              6/27/01 $  545,266 Razzoo's, Inc.  $ 54,068 $32.45

Champps
   Americana Restaurant                    Champps
   Utica, MI                              Operating
   (28%)              4/27/01 $  961,647 Corporation     $105,350 $47.24


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

        The initial Lease terms are 20 years except for the Taco Cabana and Razzoo's restaurants and the Children's World daycare centers, which have Lease terms of 15 years. Most of the Leases have renewal options which may extend the Lease term an additional 10 to 15 years.

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

        During the last five years or since the date of purchase, if purchased after December 31, 1997, all properties listed above were 100% occupied except the Cheddar's property in Indianapolis, Indiana which has been 100% vacant since January, 1996.

ITEM 3. LEGAL PROCEEDINGS.

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.


                             PART II

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
        RELATED SECURITY HOLDER MATTERS.

        As of December 31, 2002, there were 1,814 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

        During  2002,  28 Limited Partners redeemed  a  total  of
294.95 Partnership Units for $240,949 in accordance with the Partnership Agreement. In prior years, a total of 218 Limited Partners redeemed 2,880.35 Partnership Units for $2,072,573. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       Cash distributions of $14,740 and $15,979 were made to the General Partners and $1,218,446neral Partners and $1,230,978 and $1,230,978 were made to the Limited Partners in 2002 and 2001, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
        RELATED SECURITY HOLDER MATTERS.  (Continued)

        As part of the Limited Partner distributions discussed above, the Partnership distributed $95,020 and $208,008 of proceeds from property sales in 2002 and 2001, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

        The Management's Discussion and Analysis contains various "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, taxation levels, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters. These, and other forward looking statements made by the Partnership, must be evaluated in the context of a number of factors that may affect the Partnership's financial condition and results of operations, including the following:

       - Market and economic conditions which affect the value of the properties the Partnership owns and the cash from rental income such properties generate;

       - the federal income tax consequences of rental income, deductions, gain on sales and other items and the affects of these consequences for the Partners;

       - resolution by the General Partners of conflicts with which they may be confronted;

       - the   success  of  the  General  Partners  of   locating
          properties with favorable risk return characteristics;

       - the effect of tenant defaults; and

       - the condition of the industries in which the tenants of properties owned by the Partnership operate.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Results of Operations

        For the years ended December 31, 2002 and 2001 the Partnership recognized rental income of $1,696,473 and
$1,683,980, respectively. During the same periods, the Partnership earned investment income of $23,753 and $75,810, respectively. In 2002, rental income increased as a result of additional rent received from two property acquisitions in 2002 and 2001 and rent increases on eleven properties. These increases in rental income were partially offset by the loss of rent from the Denny's restaurant and property sales. In 2002, investment income decreased due to the Partnership receiving less interest income from construction advances and having less money invested, due to property acquisitions, at lower money market interest rates.

       In May 2001, Huntington Restaurants Group, Inc. (HRG), the lessee of the Denny's restaurant in Casa Grande, Arizona, notified the Partnership that it was experiencing financial problems and would not make the lease payments while they worked out a plan which would enable them to continue operations without seeking bankruptcy protection. For the years ended December 31, 2002 and 2001, HRG owed $124,926 and $55,981 for past due rent, which was not accrued for financial reporting purposes. In October 2002, the Partnership entered into an agreement to sell the property to an unrelated third party. As part of the transaction, the past due rent was forgiven. On December 27, 2002, the sale closed with the Partnership receiving net sale proceeds of $1,090,781, which resulted in a net gain of $628,322. At the time of sale, the cost and related accumulated depreciation was $721,420 and $258,961, respectively.

       In January 1996, the Cheddar's restaurant in Indianapolis, Indiana was destroyed by a fire. The property will not be rebuilt and the Partnership listed the land for sale. As of December 31, 2000, based on an analysis of market conditions in the area, it was determined the fair value of the Partnership's interest in the land was approximately $50,000. In the fourth quarter of 2000, a charge to operations for real estate impairment of $124,644 was recognized, which is the difference between the book value at December 31, 2000 of $174,644 and the estimated fair value of $50,000. In the third quarter of 2001, the Partnership recognized an additional real estate impairment of $50,000 to write down the book value of the land to zero.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During the years ended December 31, 2002 and 2001, the Partnership paid Partnership administration expenses to affiliated parties of $247,131 and $305,860, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $72,187 and $78,346, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

       As of December 31, 2002, the Partnership's annualized cash distribution rate was 7.0%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

       During the year ended December 31, 2002, the Partnership's cash balances increased $2,112,899 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property. Net cash provided by operating activities increased from $1,320,435 in 2001 to $1,456,849 in 2002 due to a decrease in Partnership administration expenses in 2002 and net timing differences in the collection of payments from lessees and the payment of expenses, which were partially offset by a decrease in income in 2002.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the years ended December 31, 2002 and 2001, the Partnership generated cash flow from the sale of real estate of $2,314,384 and $710,652, respectively. During the same periods, the Partnership expended $183,486 and $883,935, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

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

        On April 27, 2001, the Partnership purchased a 28% interest in a parcel of land in Utica, Michigan for $338,380. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $30,454. Effective October 23, 2001, the annual rent was increased to $36,376. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to Champps for the construction of a Champps Americana restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 9.0%. Effective October 23, 2001, the interest rate was increased to 10.75%. On February 12, 2002, after the development was completed, the Lease Agreement was amended to require annual rental payments of $105,350. The Partnership's share of the total acquisition costs, including the cost of the land, was $961,647. The remaining interests in the property are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Net Lease Income & Growth Fund XX Limited Partnership, affiliates of the Partnership

        On November 2, 2001, the Partnership sold the Bennigan's restaurant in Cincinnati, Ohio to an unrelated third party. The Partnership received total net sale proceeds of $710,652, which resulted in a net gain of $29,000. At the time of sale, the cost and related accumulated depreciation was $1,259,192 and $577,540, respectively.

        During 2002, the Partnership sold its 60% interest in the TGI Friday's restaurant, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,223,603, which resulted in a net gain of $306,974. The total cost and related accumulated depreciation of the interests sold was $1,009,045 and $92,416, respectively.

        Subsequent to December 31, 2002, the Partnership sold 5.0665% of the Champps Americana restaurant in Troy, Michigan, in two separate transactions, to unrelated third parties. The Partnership received net sale proceeds of approximately $341,000, which resulted in a net gain of approximately $124,000.

        During 2002 and 2001, the Partnership distributed $95,980 and $210,109 of net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $4.66 and $10.07 per Limited Partnership Unit. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

        During  2002,  28 Limited Partners redeemed  a  total  of
294.95 Partnership Units for $240,949 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 218 Limited Partners redeemed 2,880.35 Partnership Units for $2,072,573. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       The continuing rent payments from the properties, together with  cash  generated from property sales, should be adequate  to
fund   continuing   distributions  and  meet  other   Partnership
obligations on both a short-term and long-term basis.

ITEM 7.   FINANCIAL STATEMENTS.

       See accompanying index to financial statements.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS



                                                            Page

Report of Independent Auditors                               15

Balance Sheet as of December 31, 2002 and 2001               16

Statements for the Years Ended December 31, 2002 and 2001:

     Income                                                  17

     Cash Flows                                              18

     Changes in Partners' Capital                            19

Notes to Financial Statements                           20 - 31




                 REPORT OF INDEPENDENT AUDITORS





To the Partners:
AEI Real Estate Fund XVII Limited Partnership
St. Paul, Minnesota







      We have audited the accompanying balance sheet of AEI Real Estate Fund XVII Limited Partnership (a Minnesota limited partnership) as of December 31, 2002 and 2001 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Real Estate Fund XVII Limited Partnership as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.







Minneapolis,  Minnesota        Boulay, Heutmaker, Zibell & Co. P.L.L.P.
January 21, 2003               Certified Public Accountants

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                               2002       2001

CURRENT ASSETS:
  Cash and Cash Equivalents             $  3,332,053 $  1,219,154
  Receivables                                  9,982       45,995
                                           ---------    ---------
      Total Current Assets                 3,342,035    1,265,149
                                           ---------    ---------
INVESTMENTS IN REAL ESTATE:
  Land                                     3,529,891    4,164,539
  Buildings and Equipment                  8,317,246    8,769,458
  Construction in Progress                         0      460,119
  Accumulated Depreciation                (2,948,624)  (3,007,717)
                                           ---------    ---------
      Net Investments in Real Estate       8,898,513   10,386,399
                                           ---------    ---------
           Total Assets                 $ 12,240,548 $ 11,651,548
                                           =========    =========


                LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.  $     46,433 $     27,323
  Distributions Payable                      285,894      286,607
  Unearned Rent                                6,274        5,456
                                           ---------    ---------
      Total Current Liabilities              338,601      319,386
                                           ---------    ---------
PARTNERS' CAPITAL:
  General Partners                             9,316            0
  Limited Partners, $1,000 Unit value;
     30,000 Units authorized; 23,389 Units issued;
     20,213 and 20,508 Units outstanding
     in 2002 and 2001, respectively       11,892,631   11,332,162
                                           ---------   ---------
      Total Partners' Capital             11,901,947   11,332,162
                                           ---------    ---------
           Total Liabilities and
           Partners' Capital            $ 12,240,548 $ 11,651,548
                                           =========    =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31


                                              2002        2001

INCOME:
  Rent                                  $  1,696,473 $  1,683,980
  Investment Income                           23,753       75,810
                                           ---------    ---------
      Total Income                         1,720,226    1,759,790
                                           ---------    ---------

EXPENSES:
  Partnership Administration - Affiliates 247,131 305,860 Partnership Administration and Property
     Management - Unrelated Parties           72,187       78,346
  Depreciation                               292,284      301,973
  Real Estate Impairment                           0       50,000
                                           ---------    ---------
      Total Expenses                         611,602      736,179
                                           ---------    ---------

OPERATING INCOME                           1,108,624    1,023,611

GAIN ON SALE OF REAL ESTATE                  935,296       29,000
                                           ---------    ---------
NET INCOME                              $  2,043,920 $  1,052,611
                                            ========    =========

NET INCOME ALLOCATED:
  General Partners                      $     24,056 $     98,616
  Limited Partners                         2,019,864      953,995
                                           ---------    ---------
                                          $2,043,920 $  1,052,611
                                           =========    =========

NET INCOME PER LIMITED PARTNERSHIP UNIT
(20,321 and 20,611 weighted average Units
 outstanding  in 2002 and 2001,
 respectively)                          $      99.40 $      46.29
                                            ========     ========





 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31


                                                   2002       2001

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                     $2,043,920 $1,052,611

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                   292,284    301,973
     Real Estate Impairment                               0     50,000
     Gain on Sale of Real Estate                   (935,296)   (29,000)
     (Increase) Decrease in Receivables              36,013    (36,064)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                    19,110    (19,085)
     Increase in Unearned Rent                          818          0
                                                  ---------  ---------
       Total Adjustments                           (587,071)   267,824
                                                  ---------  ---------
       Net Cash Provided By
           Operating Activities                   1,456,849  1,320,435
                                                  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                       (183,486)  (883,935)
  Proceeds from Sale of Real Estate               2,314,384    710,652
                                                  ---------  ---------
       Net Cash Provided By (Used For)
           Investing Activities                   2,130,898   (173,283)
                                                  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in Distributions Payable                    (713)    (4,007)
  Distributions to Partners                      (1,230,753)(1,243,412)
  Redemption Payments                              (243,382)  (354,487)
                                                  ---------  ---------
       Net Cash Used For
           Financing Activities                  (1,474,848)(1,601,906)
                                                  ---------  ---------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                           2,112,899   (454,754)

CASH AND CASH EQUIVALENTS,
beginning of period                               1,219,154  1,673,908
                                                  ---------  ---------
CASH AND CASH EQUIVALENTS,
end of period                                    $3,332,053 $1,219,154
                                                  =========  =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                                Limited
                                                              Partnership
                              General    Limited                 Units
                             Partners    Partners      Total  Outstanding


BALANCE, December 31, 2000  $(82,637) $ 11,960,087  $11,877,450   20,944.36

  Distributions              (12,434)   (1,230,978)  (1,243,412)

  Redemption Payments         (3,545)     (350,942)    (354,487)    (436.01)

  Net Income                  98,616       953,995    1,052,611
                            --------     ---------     --------    --------
BALANCE, December 31, 2001         0    11,332,162   11,332,162   20,508.35

  Distributions              (12,307)   (1,218,446)  (1,230,753)

  Redemption Payments         (2,433)     (240,949)    (243,382)    (294.95)

  Net Income                  24,056     2,019,864    2,043,920
                            --------     ---------     --------    --------
BALANCE, December 31, 2002  $  9,316  $ 11,892,631  $11,901,947   20,213.40
                            ========     =========    =========    ========






The accompanying Notes to Financial Statements are an integral part of this statement.
          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

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

                   DECEMBER 31, 2002 AND 2001

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

                   DECEMBER 31, 2002 AND 2001

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

     Receivables

       Credit  terms are extended to tenants in the normal course
       of  business.   The  Partnership performs  ongoing  credit
       evaluations of its customers' financial condition and, generally, requires no collateral.

       Receivables are recorded at their estimated net realizable value. The Partnership follows a policy of providing an allowance for doubtful accounts; however, based on historical experience, and its evaluation of the current status of receivables, the Partnership is of the belief that such accounts will be collectible in all material respects and thus an allowance is not necessary. Accounts are considered past due if payment is not made on a timely basis in accordance with the Partnership's credit terms. Receivables considered uncollectible are written off.

     Income Taxes

       The income or loss of the Partnership for federal income tax reporting purposes is includable in the income tax returns of the partners. In general, no recognition has been given to income taxes in the accompanying financial statements.

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

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

     Real Estate

       The Partnership's real estate is leased under triple net leases classified as operating leases. The Partnership recognizes rental revenue on the accrual basis according to the terms of the individual leases. For leases which contain rental increases based on cost of living increases, the increases are recognized in the year in which they are effective.

       Real estate is recorded at the lower of cost or estimated net realizable value. The Partnership compares the carrying amount of its properties to the estimated probability-weighted future cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the Partnership recognizes an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property.

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

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(3)  RELATED PARTY TRANSACTIONS -

     The Partnership owns a 75% interest in a Jiffy Lube and a 50% interest in a parcel of land in Indianapolis, Indiana. The remaining interests in these properties are owned by AEI Real Estate Fund XVI Limited Partnership, an affiliate of the Partnership. At December 31, 2002, the Partnership owned a 26.05% interest in a Champps Americana restaurant in Troy, Michigan. The remaining interests in this property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership. The Partnership owns a 14% interest in a Champps Americana restaurant in Centerville, Ohio. The remaining interests in this property are owned by AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership. The Partnership owns a 17% interest in a Razzoo's restaurant. The remaining interests in this property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, and AEI Income & Growth Fund XXII Limited Partnership. The Partnership owns a 28% interest in a Champps Americana restaurant in Utica, Michigan. The remaining interests in this property are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Net Lease Income & Growth Fund XX Limited Partnership, affiliates of the Partnership. The Partnership owned a 60% interest in a TGI Friday's restaurant. The remaining interests in this property are owned by AEI Income & Growth Fund XXII Limited Partnership and unrelated third parties.

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                    Total Incurred by the Partnership
                                     for the Years Ended December 31

                                                  2002       2001
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                    $ 247,131  $ 305,860
                                                ========   ========
b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties relating to Partnership
  administration and property management.
  These expenses included printing costs, legal
  and filing fees, direct administrative costs,
  outside audit and accounting costs, taxes,
  insurance and other property costs.          $  72,187  $  78,346
                                                ========   ========

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(3)  RELATED PARTY TRANSACTIONS - (Continued)

                                    Total Incurred by the Partnership
                                     for the Years Ended December 31

                                                  2002       2001

c.AEI is reimbursed for all costs and direct
  expenses incurred by it in acquiring properties
  on behalf of the Partnership.  The amounts are net
  of financing and commitment fees and expense
  reimbursements received by the Partnership from
  the lessees in the amount of $743 and $29,215
  for 2002 and 2001, respectively.              $   1,985  $(19,636)
                                                 ========   ========
d.AEI is reimbursed for all costs incurred in
  connection with the sale of property.         $  57,036  $       0
                                                 ========   ========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d.
     This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(4)  INVESTMENTS IN REAL ESTATE -

     The Partnership leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are 20 years except for the Taco Cabana and Razzoo's restaurants and the Children's Worlds daycare centers, which have Lease terms of 15 years. Most of the leases contain renewal options which may extend the Lease term an additional 10 to 15 years. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions. Certain lessees have been granted options to purchase the property at a formula price, which would exceed the original cost. The actual sale price of a property to a lessee may or may not exceed original cost depending on market and other conditions.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(4)  INVESTMENTS IN REAL ESTATE - (Continued)

     The Partnership's properties are commercial, single-tenant buildings. The Cheddar's restaurant was constructed and acquired in 1991. The Timber Lodge Steakhouse in St. Cloud, Minnesota was constructed and acquired in 1997. The Champps Americana restaurant in Troy, Michigan and the Timber Lodge Steakhouse in Rochester, Minnesota were constructed and acquired in 1998. The land for the Champps Americana restaurant in Centerville, Ohio was acquired in 1998 and construction of the restaurant was completed in 1999. The land for the Razzoo's restaurant was acquired in 2000 and construction of the restaurant was completed in 2001. The land for the Champps Americana restaurant in Utica, Michigan was acquired in 2001 and construction of the restaurant was completed in 2002. The remaining properties were constructed and acquired during 1988 or 1989. There have been no costs capitalized as improvements subsequent to the acquisitions.

     The  cost  of  the  properties and the  related  accumulated depreciation at December 31, 2002 are as follows:
                                           Buildings and         Accumulated
Property                             Land    Equipment    Total  Depreciation

Jiffy Lube, Dallas, TX          $  193,479 $  261,145 $   454,624 $  146,619
Taco Cabana, San Marcos, TX        279,727    733,778   1,013,505    414,940
Children's  World, St. Louis, MO   203,446    747,181     950,627    365,502
Children's World,
   Merrimack, NH                   282,530    876,712   1,159,242    421,270
Children's World, Chino, CA        357,793    947,725   1,305,518    463,523
Children's  World, Palatine, IL    135,945    665,153     801,098    321,932
Cheddar's, Davenport, IA           524,026  1,006,908   1,530,934    448,886
Timber Lodge Steakhouse,
   St. Cloud, MN                     6,969     25,001      31,970      4,448
Champps Americana,
   Troy, MI                        416,519    872,616   1,289,135    131,277
Timber Lodge Steakhouse,
   Rochester, MN                   276,010    975,884   1,251,894    157,176
Champps Americana,
   Centerville, OH                 279,196    272,481     551,677     37,787
Razzoo's, Austin, TX               228,498    316,768     545,266     16,495
Champps  Americana, Utica, MI      345,753    615,894     961,647     18,769
                                  --------   --------   ---------   --------
                                $3,529,891 $8,317,246 $11,847,137 $2,948,624
                                  ========   ========   =========  =========

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(4)  INVESTMENTS IN REAL ESTATE - (Continued)

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

     During 2002, the Partnership sold its 60% interest in the TGI Friday's restaurant, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,223,603, which resulted in a net gain of $306,974. The total cost and related accumulated depreciation of the interests sold was $1,009,045 and $92,416, respectively.

     Subsequent to December 31, 2002, the Partnership sold 5.0665% of the Champps Americana restaurant in Troy, Michigan, in two separate transactions, to unrelated third parties. The Partnership received net sale proceeds of approximately $341,000, which resulted in a net gain of approximately $124,000.

     During 2002 and 2001, the Partnership distributed $95,980 and $210,109 of net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $4.66 and $10.07 per Limited Partnership Unit. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(4)  INVESTMENTS IN REAL ESTATE - (Continued)

     In May 2001, Huntington Restaurants Group, Inc. (HRG), the lessee of the Denny's restaurant in Casa Grande, Arizona, notified the Partnership that it was experiencing financial problems and would not make the lease payments while they worked out a plan which would enable them to continue operations without seeking bankruptcy protection. For the years ended December 31, 2002 and 2001, HRG owed $124,926 and $55,981 for past due rent, which was not accrued for financial reporting purposes. In October 2002, the Partnership entered into an agreement to sell the property to an unrelated third party. As part of the transaction, the past due rent was forgiven. On December 27, 2002, the sale closed with the Partnership receiving net sale proceeds of $1,090,781, which resulted in a net gain of $628,322. At the time of sale, the cost and related accumulated depreciation was $721,420 and $258,961, respectively.

     In January 1996, the Cheddar's restaurant in Indianapolis, Indiana was destroyed by a fire. The property will not be rebuilt and the Partnership listed the land for sale. As of December 31, 2000, based on an analysis of market conditions in the area, it was determined the fair value of the Partnership's interest in the land was approximately $50,000. In the fourth quarter of 2000, a charge to operations for real estate impairment of $124,644 was recognized, which is the difference between the book value at December 31, 2000 of $174,644 and the estimated fair value of $50,000. In the third quarter of 2001, the Partnership recognized an additional real estate impairment of $50,000 to write down the book value of the land to zero.

     The   minimum  future  rentals  on  the  Leases  for   years
     subsequent to December 31, 2002 are as follows:

                       2003         $ 1,563,170
                       2004           1,309,453
                       2005             965,105
                       2006             973,851
                       2007             945,123
                       Thereafter     7,352,513
                                      ---------
                                    $13,109,215
                                      =========

     There were no contingent rents recognized in 2002 or 2001.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(5)  MAJOR TENANTS -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                2002       2001
      Tenants                  Industry

     ARAMARK Educational
        Resources, Inc.       Child Care     $  573,882 $ 562,156
     Champps Americana Group  Restaurant        301,090   213,524
     Heartland Restaurant
        Corporation           Restaurant        273,257   265,037
     Texas Taco Cabana, L.P.  Restaurant        183,792   177,762
                                               --------  --------

     Aggregate rent revenue of major tenants $1,332,021 $1,218,479
                                               ========   ========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue             79%        72%
                                               ========   ========

(6)  PARTNERS' CAPITAL -

     Cash distributions of $14,740 and $15,979 were made to the General Partners and $1,218,446 and $1,230,978 were made to the Limited Partners for the years ended December 31, 2002 and 2001, respectively. The Limited Partners' distributions represent $59.96 and $59.72 per Limited Partnership Unit outstanding using 20,321 and 20,611 weighted average Units in 2002 and 2001, respectively. The distributions represent $59.96 and $17.11 per Unit of Net Income and $-0- and $29.18 per Unit of return of contributed capital in 2002 and 2001, respectively.

     As part of the Limited Partner distributions discussed above, the Partnership distributed $95,020 and $208,008 of proceeds from property sales in 2002 and 2001, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

     Distributions of Net Cash Flow to the General Partners during 2002 and 2001 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to the Limited Partners and 1% to the General Partners.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

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

     During 2002, 28 Limited Partners redeemed a total of 294.95 Partnership Units for $240,949 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In 2001, 39 Limited Partners redeemed a total of 436.01 Partnership Units for $350,942. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $859.11 per original $1,000 invested.

(7)  INCOME TAXES -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                              2002       2001

     Net Income for Financial
      Reporting Purposes                  $2,043,920  $1,052,611

     Depreciation for Tax Purposes Under
      Depreciation for Financial
      Reporting Purposes                      17,087       9,960

     Income Accrued for Tax Purposes
      Over (Under) Income for Financial
      Reporting Purposes                     (70,672)     71,491

     Property Expenses for Tax Purposes
      Over Expenses for Financial
      Reporting Purposes                           0     (15,394)

     Real Estate Impairment Loss
      Not Recognized for Tax Purposes              0      50,000

     Gain on Sale of Real Estate for
      Tax Purposes Under Gain for
      Financial Reporting Purposes           (33,112)   (759,599)
                                           ---------   ---------
           Taxable Income to Partners     $1,957,223  $  409,069
                                            ========    ========

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(7)  INCOME TAXES - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December
     31:

                                               2002        2001

     Partners' Capital for
       Financial  Reporting Purposes       $11,901,947  $11,332,162

     Adjusted Tax Basis of Investments
      in Real Estate Over Net
      Investments in Real Estate for
      Financial Reporting Purposes             432,342      448,367

     Income Accrued for Tax Purposes
      Over Income for Financial
      Reporting Purposes                         6,275       76,947

     Syndication Costs
      Treated as Reduction of Capital
      for Financial Reporting Purposes       3,149,157    3,149,157
                                             ---------    ---------
           Partners' Capital for
               Tax Reporting Purposes      $15,489,721  $15,006,633
                                            ==========   ==========

(8)  FAIR VALUE OF FINANCIAL INSTRUMENTS -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                 _______2002_______   _______2001_______
                                 Carrying     Fair    Carrying    Fair
                                  Amount     Value     Amount    Value

     Cash                     $        0 $        0 $      204 $      204
     Money Market Funds        3,332,053  3,332,053  1,218,950  1,218,950
                               ---------  ---------  ---------  ---------
        Total Cash and
             Cash Equivalents $3,332,053 $3,332,053 $1,219,154 $1,219,154
                               =========  =========  =========  =========

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

        Robert P. Johnson, age 58, is Chief Executive Officer, President and Director and has held these positions since the formation of AFM in July 1987, and has been elected to continue in these positions until December 2003. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation
(SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in fourteen limited partnerships and a managing member in three LLCs.

        Patrick W. Keene, age 43, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2003. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-KSB any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2002. Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2002 fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION.

        The General Partner and affiliates are reimbursed at cost for all services performed on behalf of the registrant and for all third party expenses paid on behalf of the registrant. The cost for services performed on behalf of the registrant is actual time spent performing such services plus an overhead burden. These services include organizing the registrant and arranging for the offer and sale of Units, reviewing properties for acquisition and rendering administrative, property management and property sales services.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2003:

   Name and Address                          Number of     Percent
   of Beneficial Owner                       Units Held    of Class

   AEI Fund Management XVII, Inc.                 0            0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Robert P. Johnson                             42.6          *
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Patrick W. Keene                               0            0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Mark E. Larson  **                             0            0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

 *     Less than 1%
**    Mr.  Larson resigned as an officer of the Managing  General
      Partner effective February 28, 2003.

The persons set forth in the preceding table hold sole voting power and power of disposition with respect to all of the Units set forth opposite their names. The General Partners know of no holders of more than 5% of the outstanding Units.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2002 and 2001.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. (Continued)

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid by the Partnership, (ii) the cumulative property management fees allowed by the Guidelines but not paid,
(iii)  any real estate commission allowed by the Guidelines,  and
(iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The administrative expenses not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 2002, the cumulative reimbursements to the General Partners and their affiliates did not exceed those amounts.

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties through the period from inception through December 31, 2002.

Person or Entity                                     Amount Incurred From
 Receiving             Form and Method         Inception (February 10, 1988)
Compensation           of Compensation               To December 31, 2002

AEI Securities, Inc. Selling Commissions equal to 8% of proceeds  $2,338,870 plus a 2% nonaccountable expense allowance, most of which was reallowed to Participating
                     Dealers.

General Partners     Reimbursement at Cost for other Organization $  815,886
and Affiliates       and Offering Costs.

General Partners     Reimbursement at Cost for all Acquisition    $  778,831
and Affiliates       Expenses

General Partners     Reimbursement at Cost for all Administrative $3,971,622
and Affiliates       Expenses attributable to the Fund, including
                     all expenses related to management of the Fund's properties and all other transfer agency, reporting, partner relations and other administrative functions.

General Partners     Reimbursement at Cost for all expenses       $  128,036
and Affiliates       related to the disposition of the Fund's
                     properties.

General Partners     1% of Net Cash Flow in any fiscal year       $  238,271
                     until the Limited Partners have received annual, non-cumulative distributions of Net
                     Cash Flow equal to 10% of their Adjusted
                     Capital Contributions and 10% of any remaining
                     Net Cash Flow in such fiscal year.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. (Continued)

Person or Entity                                    Amount Incurred From
 Receiving             Form and Method         Inception (February 10, 1988)
Compensation           of Compensation              To December 31, 2002

General Partners     15% of distributions of Net Proceeds         $   60,840
                     of Sale other than distributions necessary
                     to restore Adjusted Capital Contributions
                     and provide a 6% cumulative return to Limited
                     Partners.   The General Partners will receive
                     only 1% of distributions of Net Proceeds of Sale until the Limited Partners have received an amount equal to: (a) their Adjusted Capital
                     Contributions, plus (b) an amount equal to 14% of their Adjusted Capital Contributions per annum, cumulative but not compounded, less (c) all previous cash distributions to the Limited
                     Partners.


                             PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.  (Continued)

                  A.   Exhibits -
                                  Description

     10.8  Net  Lease Agreement dated November 18,  1997  between
     the   Partnership,   AEI  Real  Estate   Fund   XV   Limited
     Partnership, AEI Institutional Net Lease Fund '93 Limited Partnership and Timber Lodge Steakhouse, Inc. relating to the property at 3590 Second Street South, St. Cloud, Minnesota (incorporated by reference to Exhibit 10.20 of Form 10-KSB filed on March 23, 1998).

     10.9 Net Lease Agreement dated December 23, 1997 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership, AEI Real Estate Fund XV Limited Partnership and Champps Entertainment, Inc. relating to the property at 301 West Big Beaver Road, Troy, Michigan (incorporated by reference to Exhibit 10.23 of Form 10-KSB filed on March 23, 1998).

     10.10 Net Lease Agreement dated January 15, 1998 between the Partnership and Timber Lodge Steakhouse, Inc. relating to the property at 4140 Frontage Road Northwest, Rochester, Minnesota (incorporated by reference to Exhibit
     10.25 of Form 10-KSB filed on March 23, 1998).

     10.11      First  Amendment  to Net  Lease  Agreement  dated
     September 3, 1998 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership, AEI Real Estate Fund XV Limited Partnership and Champps Entertainment, Inc. relating to the property at 301 West Big Beaver Road, Troy, Michigan (incorporated by reference to Exhibit 10.2 of Form 8-K filed on September 15, 1998).

     10.12      First  Amendment  to Net  Lease  Agreement  dated
     September 3, 1998 between the Partnership and Timber Lodge Steakhouse, Inc. relating to the property at 4140 Frontage Road Northwest, Rochester, Minnesota (incorporated by reference to Exhibit 10.4 of Form 8-K filed on September 15, 1998).

     10.13 Assignment of the Development Financing Agreement and Net Lease Agreement dated August 27, 1998 between the Partnership, AEI Real Estate Fund XVIII Limited
     Partnership,   AEI   Income  &  Growth  Fund   XXI   Limited
     Partnership, AEI Income & Growth Fund XXII Limited Partnership, and Americana Dining Corporation relating to the property at 7880 Washington Village Drive, Centerville, Ohio (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on November 9, 1998).

     10.14 Net Lease Agreement dated June 29, 1998 between AEI Income & Growth Fund XXII Limited Partnership and Americana Dining Corporation relating to the property at 7880 Washington Village Drive, Centerville, Ohio (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed on November 9, 1998).

     10.15 First Amendment to Net Lease Agreement dated January 27, 1999 between the Partnership, AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund XXII Limited Partnership and Americana Dining Corp. relating to the property at 7880 Washington Village Drive, Centerville, Ohio (incorporated by reference to Exhibit 10.29 of Form 10-KSB filed on March 15, 1999).

     10.16 Net Lease Agreement dated May 8, 2000 between the Partnership, AEI Real Estate Fund XV Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Income & Growth Fund XXII Limited Partnership and Razzoo's, Inc. relating to the property at 11617 Research Boulevard, Austin, Texas (incorporated by reference to
     Exhibit 10.4 of Form 10-QSB filed on August 2, 2000).

     10.17 Development Financing Agreement dated April 27, 2001 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership and Champps Entertainment, Inc. relating to the property at 12515 Hall Road, Utica, Michigan (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on May 10, 2001).

     10.18 Net Lease Agreement dated April 27, 2001 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership and Champps Entertainment, Inc.
     relating to the property at 12515 Hall Road, Utica, Michigan (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed on May 10, 2001).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.  (Continued)

                  A.   Exhibits -
                                  Description
     10.19 First Amendment to Net Lease Agreement dated June 27, 2001 between the Partnership, AEI Real Estate Fund XV Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Income & Growth Fund XXII Limited Partnership and Razzoo's, Inc. relating to the property at 11617 Research Boulevard, Austin, Texas (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on August 7,
     2001).

     10.20 Purchase Agreement dated August 20, 2001 between the Partnership and Mark D. Ayer relating to the property at 9035 Fields Ertel Road, Cincinnati, Ohio (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on November 8, 2001).

     10.21 First Amendment to Net Lease Agreement dated February 12, 2002 between the Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and Champps Entertainment, Inc. relating to the property at 12515 Hall Road, Utica, Michigan (incorporated by reference to Exhibit
     10.36 of Form 10-KSB filed on March 8, 2002).

     10.22 Purchase Agreement dated October 31, 2002 between the Partnership and GB Land L. L.C. relating to the property at 1851 E. Florence Boulevard, Casa Grande, Arizona (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on November 1, 2002).

     99.1  Certification  of Chief Executive Officer  of  General
     Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2  Certification  of Chief Financial Officer  of  General
     Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       B.    Reports on Form 8-K  -  None.

ITEM 14.  CONTROLS AND PROCEDURES.

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


                               AEI REAL ESTATE FUND XVII
                               Limited Partnership
                               By: AEI Fund Management XVII, Inc.
                                   Its Managing General Partner


March 25, 2003                 By: /s/ Robert P. Johnson
                                   Robert  P. Johnson, President and Director
                                   (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                            Title                  Date


/s/ Robert P. Johnson   President (Principal Executive Officer) March  25, 2003
Robert P. Johnson       and Sole Director of Managing General
                        Partner

/s/ Patrick W. Keene    Chief Financial Officer and Treasurer   March  25, 2003
Patrick W. Keene        (Principal Accounting Officer)

                         CERTIFICATIONS

I, Robert P. Johnson, certify that:

1.  I have reviewed this annual report on Form 10-KSB of AEI Real
Estate Fund XVII Limited Partnership;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge; the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The  registrant's  other  certifying  officers  and  I   are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have;

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The  registrant's  other  certifying  officers  and  I  have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation
of   internal   controls   which  could  adversely   affect   the
registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  March 25, 2003           /s/ Robert P. Johnson
                                 Robert P. Johnson, President
                                 AEI Fund Management XVII, Inc.
                                 Managing General Partner

                         CERTIFICATIONS

I, Patrick W. Keene, certify that:

1.  I have reviewed this annual report on Form 10-KSB of AEI Real
Estate Fund XVII Limited Partnership;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge; the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The  registrant's  other  certifying  officers  and  I   are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have;

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
Date"); and

       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The  registrant's  other  certifying  officers  and  I  have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  March 25, 2003
                                 /s/ Patrick W. Keene
                                 Patrick W. Keene, Chief Financial Officer
                                 AEI Fund Management XVII, Inc.
                                 Managing General Partner