Form 10QSB
period 2003-05-12
AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
filed 2003-05-12
CIK 819577

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2003

                Commission file number:  0-17467


            AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
(Exact Name of Small Business Issuer as Specified in its Charter)


  ___State of Minnesota____              __41-1603719__
(State or other Jurisdiction of         (I.R.S. Employer
Incorporation or Organization)        Identification No.)


  1300 Minnesota World Trade Center, St. Paul, Minnesota 55101
            (Address of Principal Executive Offices)

                     _____(651) 227-7333____
                   (Issuer's telephone number)


         ________________Not Applicable________________
 (Former name, former address and former fiscal year, if changed since last report)

Check  whether  the issuer (1) filed all reports required  to  be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  __X__     No  _____

         Transitional Small Business Disclosure Format:

                    Yes  _____     No  __X__




          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP


                              INDEX


                                                     Page

PART I.  FINANCIAL INFORMATION

    Item 1.  Balance Sheet as of March 31, 2003
             and December 31, 2002                    3

             Statements for the Periods ended
             March 31, 2003 and 2002:

               Income                                 4

               Cash Flows                             5

               Changes in Partners' Capital           6

             Notes to Financial Statements           7-10

    Item 2.  Management's Discussion and Analysis   10-14

    Item 3.  Controls and Procedures                  14

PART II. OTHER INFORMATION

    Item 1.  Legal Proceedings                        15

    Item 2.  Changes in Securities                    15

    Item 3.  Defaults Upon Senior Securities          15

    Item 4.  Submission of Matters to a
             Vote of Security Holders                 15

    Item 5.  Other Information                        15

    Item 6.  Exhibits and Reports on Form 8-K         15

        Signatures                                    16

        Certifications                              17-18

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                          BALANCE SHEET

              MARCH 31, 2003 AND DECEMBER 31, 2002

                           (Unaudited)

                             ASSETS

                                             2003       2002

CURRENT ASSETS:
  Cash and Cash Equivalents              $4,823,660 $ 3,332,053
  Receivables                                     0       9,982
                                          ---------   ---------
      Total Current Assets                4,823,660   3,342,035
                                          ---------   ---------
INVESTMENTS IN REAL ESTATE:
  Land                                    3,184,405   3,529,891
  Buildings and Equipment                 7,593,447   8,317,246
  Property Acquisition Costs                  9,937           0
  Accumulated Depreciation               (2,899,971) (2,948,624)
                                          ---------   ---------
      Net Investments in Real Estate      7,887,818   8,898,513
                                          ---------   ---------
           Total Assets                 $12,711,478 $12,240,548
                                          =========   =========


                LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.  $    80,516 $    46,433
  Distributions Payable                     538,376     285,894
  Unearned Rent                              36,185       6,274
                                          ---------   ---------
      Total Current Liabilities             655,077     338,601
                                          ---------   ---------
PARTNERS' CAPITAL:
  General Partners                           10,861       9,316
  Limited Partners, $1,000 Unit value;
     30,000 Units authorized; 23,389 Units issued;
     20,167 and 20,213 Units outstanding
     in 2003 and 2002, respectively      12,045,540  11,892,631
                                          ---------   ---------
      Total Partners' Capital            12,056,401  11,901,947
                                          ---------   ---------
           Total Liabilities
           and Partners' Capital        $12,711,478 $12,240,548
                                          =========   =========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                             2003       2002

INCOME:
   Rent                                   $ 385,313  $ 414,894
   Investment Income                          8,810      9,517
                                          ---------  ---------
        Total Income                        394,123    424,411
                                          ---------  ---------

EXPENSES:
   Partnership Administration - Affiliates 64,015 78,444 Partnership Administration and Property
      Management - Unrelated Parties         11,404     22,127
      Depreciation                           65,224     72,503
                                          ---------  ---------
        Total Expenses                      140,643    173,074
                                          ---------  ---------

OPERATING INCOME                            253,480    251,337

GAIN ON SALE OF REAL ESTATE                 498,822          0
                                          ---------  ---------
NET INCOME                                $ 752,302  $ 251,337
                                          =========  =========

NET INCOME ALLOCATED:
   General Partners                       $   7,523  $   2,513
   Limited Partners                         744,779    248,824
                                          ---------  ---------
                                          $ 752,302  $ 251,337
                                          =========  =========

NET INCOME PER LIMITED PARTNERSHIP UNIT
  (20,167 and 20,430 weighted average
  Units outstanding in 2003 and 2002,
  respectively)                           $   36.93    $ 12.18
                                          =========  =========


     The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                             2003       2002

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                           $  752,302  $ 251,337

   Adjustments to Reconcile Net Income to Cash
   Net Provided by Operating Activities:
     Depreciation                            65,224     72,503
     Gain on Sale of Real Estate           (498,822)         0
     Decrease in Receivables                  9,982     45,115
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.            34,083     (4,108)
     Increase in Unearned Rent               29,911     25,786
                                          ---------  ---------
        Total Adjustments                  (359,622)   139,296
                                          ---------  ---------
        Net Cash Provided By
            Operating Activities            392,680    390,633
                                          ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                (9,937)  (183,486)
   Proceeds from Sale of Real Estate      1,454,230          0
                                          ---------  ---------
       Net Cash Provided By (Used For)
           Investing Activities           1,444,293   (183,486)
                                          ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable        252,482        118
   Distributions to Partners               (559,504)  (308,642)
   Redemption Payments                      (38,344)   (64,576)
                                          ---------  ---------
        Net Cash Used For
            Financing Activities           (345,366)  (373,100)
                                          ---------  ---------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS              1,491,607   (165,953)

CASH  AND  CASH EQUIVALENTS,
 beginning of period                      3,332,053  1,219,154
                                          ---------  ---------
CASH AND CASH EQUIVALENTS, end of period $4,823,660 $1,053,201
                                          =========  =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)



                                                              Limited
                                                            Partnership
                             General   Limited                 Units
                             Partners  Partners     Total   Outstanding


BALANCE, December 31, 2001  $     0  $11,332,162 $11,332,162  20,508.35

  Distributions              (3,086)    (305,556)   (308,642)

  Redemption Payments          (646)     (63,930)    (64,576)    (78.50)

  Net Income                  2,513      248,824     251,337
                            -------    ---------   ---------  ---------
BALANCE, March 31, 2002     $(1,219) $11,211,500 $11,210,281  20,429.85
                            =======    =========   =========  =========


BALANCE, December 31, 2002  $ 9,316  $11,892,631 $11,901,947  20,213.40

  Distributions              (5,595)    (553,909)   (559,504)

  Redemption Payments          (383)     (37,961)    (38,344)    (46.40)

  Net Income                  7,523      744,779     752,302
                            -------    ---------   ---------  ---------
BALANCE, March 31, 2003     $10,861  $12,045,540 $12,056,401  20,167.00
                            =======    =========   =========  =========





 The accompanying Notes to Financial Statements are an integral part of this statement.
          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 2003

                           (Unaudited)

(1)The condensed statements included herein have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements. The adjustments made to these condensed statements consist only of normal recurring adjustments. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the Partnership's latest annual report on Form 10-KSB.

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

     During 2002, the Partnership sold its 60% interest in the TGI Friday's restaurant in Greensburg, Pennsylvania, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,223,603, which resulted in a net gain of $306,974. The total cost and related accumulated depreciation of the interests sold was $1,009,045 and $92,416, respectively. For the three months ended March 31, 2003, the net gain was $-0-.

     During the first three months of 2003, the Partnership sold 21.6074% of the Champps Americana restaurant in Troy, Michigan, in six separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,454,230, which resulted in a net gain of $498,822. The total cost and related accumulated depreciation of the interests sold was $1,069,285 and $113,877, respectively.

     Subsequent  to  March  31, 2003, the  Partnership  sold  its remaining 4.4426% interest in the Champps Americana restaurant in Troy, Michigan, in two separate transactions, to unrelated third parties. The Partnership received net sale proceeds of approximately $295,000, which resulted in a net gain of approximately $99,000.

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

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  INVESTMENTS IN REAL ESTATE - (Continued)

     During the first three months of 2003 and 2002, the Partnership distributed $252,525 and $61,585 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions which represented a return of capital of $12.40 and $2.98 per Limited Partnership Unit. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     On April 3, 2003, the Partnership purchased a 50% interest in a parcel of land in Mansfield, Texas for $383,000. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $38,300. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to KRG for the construction of a Johnny Carino's restaurant on the site. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,075,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $107,500. The remaining interest in the property is owned by AEI Real Estate Fund XVIII Limited Partnership, an affiliate of the Partnership.

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

       - resolution by the General Partners of conflicts with which they may be confronted;
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Results of Operations

        For the three months ended March 31, 2003 and 2002, the Partnership recognized rental income of $385,313 and $414,894, respectively. During the same periods, the Partnership earned investment income of $8,810 and $9,517, respectively. In 2003, rental income decreased mainly due to property sales. This decrease in rental income was partially offset by additional rent received from one property acquisition in 2002, and rent increases on nine properties.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

       During the three months ended March 31, 2003 and 2002, the Partnership paid Partnership administration expenses to affiliated parties of $64,015 and $78,444, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $11,404 and $22,127, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

       As of March 31, 2003, the Partnership's annualized regular cash distribution rate was 7.0%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During the three months ended March 31, 2003, the Partnership's cash balances increased $1,491,607 mainly as a result of cash generated from the sale of property. Net cash provided by operating activities increased from $390,633 in 2002 to $392,680 in 2003 due to a decrease in Partnership administration expenses in 2003 and net timing differences in the collection of payments from lessees and the payment of expenses, which were partially offset by a decrease in income in 2003.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2003 and 2002, the Partnership generated cash flow from the sale of real estate of $1,454,230 and $-0-, respectively. During the same periods, the Partnership expended $9,937 and $183,486, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        During 2002, the Partnership sold its 60% interest in the TGI Friday's restaurant in Greensburg, Pennslvania, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,223,603, which resulted in a net gain of $306,974. The total cost and related accumulated depreciation of the interests sold was $1,009,045 and $92,416, respectively. For the three months ended March 31, 2003, the net gain was $-0-.

        During the first three months of 2003, the Partnership sold 21.6074% of the Champps Americana restaurant in Troy,
Michigan, in six separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,454,230, which resulted in a net gain of $498,822. The total cost and related accumulated depreciation of the interests sold was $1,069,285 and $113,877, respectively.

        Subsequent to March 31, 2003, the Partnership sold its remaining 4.4426% interest in the Champps Americana restaurant in Troy, Michigan, in two separate transactions, to unrelated third parties. The Partnership received net sale proceeds of approximately $295,000, which resulted in a net gain of approximately $99,000.

        During the first three months of 2003 and 2002, the Partnership distributed $252,525 and $61,585 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions which represented a return of capital of $12.40 and $2.98 per Limited Partnership Unit. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

       On April 3, 2003, the Partnership purchased a 50% interest in a parcel of land in Mansfield, Texas for $383,000. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $38,300. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to KRG for the construction of a Johnny Carino's restaurant on the site. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,075,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $107,500. The remaining interest in the property is owned by AEI Real Estate Fund XVIII Limited Partnership, an affiliate of the Partnership.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners on a quarterly basis. In March 2003, the Partnership declared a bonus distribution of $252,525 of net sale proceeds, which resulted in higher distributions in 2003, when compared to 2002.

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

        On January 1, 2003, seven Limited Partners redeemed a total of 46.40 Partnership Units for $37,961 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 246 Limited Partners redeemed 3,175.3 Partnership Units for
$2,313,522. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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

      None.

ITEM 5. OTHER INFORMATION

      None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      a. Exhibits -
                        Description

     10.1  Development Financing Agreement dated  April  3,  2003 between  the Partnership, AEI Real Estate Fund XVII  Limited
     Partnership and Kona Restaurant Group, Inc. relating to the property at 960 N. Highway 287, Mansfield, Texas

     10.2  Net  Lease Agreement dated April 3, 2003  between  the
     Partnership, AEI Real Estate Fund XVII Limited Partnership and Kona Restaurant Group, Inc. relating to the property at 960 N. Highway 287, Mansfield, Texas.

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


Dated:  May 12, 2002          AEI Real Estate Fund XVII
                              Limited Partnership
                              By:  AEI Fund Management XVII, Inc.
                              Its: Managing General Partner



                              By:  /s/ Robert P. Johnson
                                 Robert P. Johnson
                                 President
                                 (Principal Executive Officer)



                              By:  /s/ Patrick W. Keene
                                 Patrick W. Keene
                                 Chief Financial Officer
                                 (Principal Accounting Officer)

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



Dated:  May 12, 2003             /s/ Robert P. Johnson
                                 Robert P. Johnson, President
                                 AEI Fund Management XVII, Inc.
                                 Managing General Partner

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



Dated:  May 12, 2003             /s/ Patrick W. Keene
                                 Patrick W. Keene, Chief Financial Officer
                                 AEI Fund Management XVII, Inc.
                                 Managing General Partner