Form 10QSB
period 2003-09-30
AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
filed 2003-11-13
CIK 819577

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2003

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

                        Yes [X]   No [ ]

         Transitional Small Business Disclosure Format:

                        Yes [ ]   No [X]




          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP


                              INDEX




PART I. Financial Information

 Item 1.Balance Sheet as of September 30, 2003 and December 31, 2002

        Statements for the Periods ended September 30, 2003 and 2002:

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

         Signatures

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                          BALANCE SHEET

            SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

                           (Unaudited)


                             ASSETS

                                                   2003            2002

CURRENT ASSETS:
  Cash and Cash Equivalents                     $ 5,733,735     $ 3,332,053
  Receivables                                             0           9,982
                                                 -----------     -----------
      Total Current Assets                        5,733,735       3,342,035
                                                 -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                            2,934,364       3,529,891
  Buildings and Equipment                         7,086,877       8,317,246
  Accumulated Depreciation                       (2,521,253)     (2,948,624)
                                                 -----------     -----------
      Net Investments in Real Estate              7,499,988       8,898,513
                                                 -----------     -----------
           Total  Assets                        $13,233,723     $12,240,548
                                                 ===========     ===========


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    14,924     $    46,433
  Distributions Payable                             281,463         285,894
  Unearned Rent                                      15,053           6,274
                                                 -----------     -----------
      Total Current Liabilities                     311,440         338,601
                                                 -----------     -----------
PARTNERS' CAPITAL:
  General Partners                                   19,520           9,316
  Limited Partners, $1,000 Unit value;
   30,000 Units authorized; 23,389 Units issued;
   19,962 and 20,213 Units outstanding
   in 2003 and 2002, respectively                12,902,763      11,892,631
                                                 -----------     -----------
    Total Partners' Capital                      12,922,283      11,901,947
                                                 -----------     -----------
      Total Liabilities and Partners' Capital   $13,233,723     $12,240,548
                                                 ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                 Three Months Ended       Nine Months Ended
                                9/30/03      9/30/02     9/30/03      9/30/02

RENTAL INCOME                  $ 318,121    $ 312,282  $  906,751  $  903,930

EXPENSES:
   Partnership Administration -
    Affiliates                    55,232       51,839     153,814     198,798
   Partnership Administration
    and Property Management -
    Unrelated Parties              5,657       11,376      27,935      36,372
   Depreciation                   53,561       51,535     156,633     151,925
                                ---------    ---------  ----------  ----------
        Total Expenses           114,450      114,750     338,382     387,095
                                ---------    ---------  ----------  ----------

OPERATING INCOME                 203,671      197,532     568,369     516,835
OTHER INCOME:
   Interest Income                23,145        4,122      53,674      17,170
                                ---------    ---------  ----------  ----------
INCOME FROM CONTINUING
   OPERATIONS                    226,816      201,654     622,043     534,005

Income from Discontinued
 Operations                      768,519      405,632   1,768,424     596,663
                                ---------    ---------  ----------  ----------
NET INCOME                     $ 995,335    $ 607,286  $2,390,467  $1,130,668
                                =========    =========  ==========  ==========

NET INCOME ALLOCATED:
   General Partners            $   9,954    $   9,099  $   23,905  $   14,333
   Limited Partners              985,381      598,187   2,366,562   1,116,335
                                ---------    ---------  ----------  ----------
                               $ 995,335    $ 607,286  $2,390,467  $1,130,668
                                =========    =========  ==========  ==========

INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations       $   11.25    $    9.85  $    30.67  $    25.97
   Discontinued Operations         38.11        19.68       87.17       28.87
                                ---------    ---------  ----------  ----------
        Total                  $   49.36    $   29.53  $   117.84  $    54.84
                                =========    =========  ==========  ==========
Weighted Average Units
  Outstanding                     19,962       20,259      20,082      20,357
                                =========    =========  ==========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                   2003            2002

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                  $ 2,390,467    $ 1,130,668

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                   178,903        221,968
     Gain on Sale of Real Estate                 (1,621,210)      (306,974)
     Decrease in Receivables                          9,982         45,114
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                   (31,509)        56,918
     Increase in Unearned Rent                        8,779         16,557
                                                 -----------    -----------
         Total Adjustments                       (1,455,055)        33,583
                                                 -----------    -----------
        Net Cash Provided By
           Operating Activities                     935,412      1,164,251
                                                 -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                    (1,028,421)      (183,486)
   Proceeds from Sale of Real Estate              3,869,253      1,223,603
                                                 -----------    -----------
       Net Cash Provided By
          Investing Activities                    2,840,832      1,040,117
                                                 -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                 (4,431)          (609)
   Distributions to Partners                     (1,164,013)      (923,779)
   Redemption Payments                             (206,118)      (205,658)
                                                 -----------    -----------
        Net Cash Used For
         Financing Activities                    (1,374,562)    (1,130,046)
                                                 -----------    -----------
NET INCREASE IN CASH
   AND CASH EQUIVALENTS                           2,401,682      1,074,322

CASH AND CASH EQUIVALENTS, beginning of period    3,332,053      1,219,154
                                                 -----------    -----------
CASH AND CASH EQUIVALENTS, end of period        $ 5,733,735    $ 2,293,476
                                                 ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)



                                                                     Limited
                                                                   Partnership
                             General      Limited                     Units
                             Partners     Partners       Total     Outstanding


BALANCE, December 31, 2001  $      0    $11,332,162  $11,332,162    20,508.35

  Distributions               (9,237)      (914,542)    (923,779)

  Redemption Payments         (2,057)      (203,601)    (205,658)     (248.95)

  Net Income                  14,333      1,116,335    1,130,668
                             ---------   -----------  -----------  -----------
BALANCE, September 30, 2002 $  3,039    $11,330,354  $11,333,393    20,259.40
                             =========   ===========  ===========  ===========


BALANCE, December 31, 2002  $  9,316    $11,892,631  $11,901,947    20,213.40

  Distributions              (11,640)    (1,152,373)  (1,164,013)

  Redemption Payments         (2,061)      (204,057)    (206,118)     (251.90)

  Net Income                  23,905      2,366,562    2,390,467
                             ---------   -----------  -----------  -----------
BALANCE, September 30, 2003 $ 19,520    $12,902,763  $12,922,283    19,961.50
                             =========   ===========  ===========  ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2003

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

(2)  Organization -

     AEI Real Estate Fund XVII Limited Partnership (Partnership) was formed to acquire and lease commercial properties to operating tenants. The Partnership's operations are managed by AEI Fund Management XVII, Inc. (AFM), the Managing General Partner. Robert P. Johnson, the President of AFM, serves as the Individual General Partner and an affiliate of AFM, AEI Fund Management, Inc. (AEI), performs the administrative and operating functions for the Partnership.

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

                       SEPTEMBER 30, 2003
                           (Continued)

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

                       SEPTEMBER 30, 2003
                           (Continued)

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

                       SEPTEMBER 30, 2003
                           (Continued)

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

                       SEPTEMBER 30, 2003
                           (Continued)

(5)  Investments in Real Estate - (Continued)

     On April 3, 2003, the Partnership purchased a 50% interest in a parcel of land in Mansfield, Texas for $383,000. The Partnership obtained title to the land in the form of an undivided fee simple interest in the 50% interest purchased. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $38,300. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to KRG for the construction of a Johnny Carino's restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. The Partnership charged interest on the advances at a rate of 10.0%. On September 3, 2003, after the development was completed, the Lease Agreement was amended to require annual rental payments of $103,250. The Partnership's share of the total acquisition costs, including the cost of the land, was $1,028,421. The remaining interest in the property was purchased by AEI Real Estate Fund XVIII Limited Partnership, an affiliate of the Partnership.

     In  October 2003, the Partnership entered into an  Agreement to purchase a 50% interest in an Eckerd drug store in Cicero, New York for approximately $1,550,000. The property will be leased to Eckerd Corporation, under a Lease Agreement with a primary term of 20 years and annual rental payments of approximately $126,325. The remaining interest in the property will be purchased by AEI Net Lease Income & Growth Fund XX Limited Partnership, an affiliate of the Partnership.

     On November 5, 2003, the Partnership purchased a 50% interest in a Johnny Carino's restaurant in Longview, Texas for approximately $1,175,000. The property is leased to Kona Restaurant Group, Inc. under a Lease Agreement with a primary term of 17 years and annual rental payments of approximately $105,750. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XIX Limited Partnership, an affiliate of the Partnership.

     During the first nine months of 2003 and 2002, the Partnership distributed $411,424 and $95,980 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $20.27 and $4.66 per Limited Partnership Unit. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     In July 2003, the lessee of the Razzoo's restaurant in Austin, Texas notified the Partnership that they are experiencing financial difficulty and may not be able to pay future rents. However, rents are current through November 30, 2003 and the Partnership holds a personal guarantee from the majority shareholder of the lessee for payment of all rents. The personal guarantee expires on June 27, 2004. Due to this notification, the Partnership is evaluating the lease and property value and has decided that it is premature to recognize an impairment loss at this time. It is reasonably possible that this decision may change in the future. At September 30, 2003, the book value of the Razzoo's property owned by the Partnership is $520,524.


            AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2003
                           (Continued)

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

     In the third quarter of 2002, the Partnership sold its 60% interest in the TGI Friday's restaurant in Greensburg, Pennsylvania, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,223,603, which resulted in a net gain of $306,974. The total cost and related accumulated depreciation of the interests sold was $1,009,045 and $92,416, respectively.

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

     In May 2003, the Partnership entered into an agreement to sell the Taco Cabana restaurant in San Marcos, Texas, to the lessee. On July 30, 2003, the sale closed with the Partnership receiving net sale proceeds of $1,333,145, which resulted in a net gain of $746,296. At the time of sale, the cost and related accumulated depreciation was $1,013,505 and $426,656, respectively.


            AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2003
                           (Continued)

(7)  Discontinued Operations - (Continued)

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements. The results of discontinued operations are as follows:


                                 Three Months Ended        Nine Months Ended
                                9/30/03       9/30/02     9/30/03      9/30/02

Rental Income                   $ 14,623   $ 119,325   $  163,245  $  381,327
Property Management Expenses       9,274       2,078        6,239     (21,595)
Depreciation                      (1,674)    (22,745)     (22,270)    (70,043)
Gain on Disposal of Real Estate  746,296     306,974    1,621,210     306,974
                                 ---------  ---------   ----------  ----------
   Income from Discontinued
     Operations                 $ 768,519  $ 405,632   $1,768,424  $  596,663
                                 =========  =========   ==========  ==========


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

Results of Operations

       For the nine months ended September 30, 2003 and 2002, the Partnership recognized rental income from continuing operations of $906,751 and $903,930, respectively. In 2003, rental income increased due to additional rent received from two property acquisitions in 2003 and 2002, and rent increases on eight properties. These increases in rental income were partially offset by a temporary rent concession given to one lessee in exchange for signing an extension of the lease term.

       For the nine months ended September 30, 2003 and 2002, the Partnership incurred Partnership administration expenses from affiliated parties of $153,814 and $198,798, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $27,935 and $36,372, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.



ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During the same periods, the Partnership earned interest income of $53,674 and $17,170, respectively. In 2003, interest income increased due to the Partnership receiving greater interest from construction advances and having more money invested in a money market account due to property sales.

        In July 2003, the lessee of the Razzoo's restaurant in Austin, Texas notified the Partnership that they are experiencing financial difficulty and may not be able to pay future rents. However, rents are current through November 30, 2003 and the
Partnership holds a personal guarantee from the majority shareholder of the lessee for payment of all rents. The personal guarantee expires on June 27, 2004. Due to this notification, the Partnership is evaluating the lease and property value and has decided that it is premature to recognize an impairment loss at this time. It is reasonably possible that this decision may change in the future. At September 30, 2003, the book value of the Razzoo's property owned by the Partnership is $520,524.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations.
For the nine months ended September 30, 2003, the Partnership recognized income from discontinued operations of $1,768,424, representing rental income less property management expenses and depreciation of $147,214 and gain on disposal of real estate of $1,621,210. For the nine months ended September 30, 2002, the Partnership recognized income from discontinued operations of $596,663, representing rental income less property management expenses and depreciation of $289,689 and gain on disposal of real estate of $306,974.

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

       In the third quarter of 2002, the Partnership sold its 60% interest in the TGI Friday's restaurant in Greensburg, Pennsylvania, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,223,603, which resulted in a net gain of $306,974. The total cost and related accumulated depreciation of the interests sold was $1,009,045 and $92,416, respectively.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        In May 2003, the Partnership entered into an agreement to sell the Taco Cabana restaurant in San Marcos, Texas, to the lessee. On July 30, 2003, the sale closed with the Partnership receiving net sale proceeds of $1,333,145, which resulted in a net gain of $746,296. At the time of sale, the cost and related accumulated depreciation was $1,013,505 and $426,656, respectively.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 2003, the Partnership's cash balances increased $2,401,682 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities. During the nine months ended September 30, 2002, the Partnership's cash balances increased $1,074,322 mainly as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property.

        Net cash provided by operating activities decreased from $1,164,251 in 2002 to $935,412 in 2003 due to a decrease in total rental and interest income in 2003 and net timing differences in the collection of payments from lessees and the payment of expenses, which were partially offset by a decrease in Partnership administration expenses in 2003.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2003 and 2002, the Partnership generated cash flow from the sale of real estate of $3,869,253 and $1,223,603, respectively. During the same periods, the Partnership expended $1,028,421 and $183,486, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.


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

       On April 3, 2003, the Partnership purchased a 50% interest in a parcel of land in Mansfield, Texas for $383,000. The Partnership obtained title to the land in the form of an undivided fee simple interest in the 50% interest purchased. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $38,300. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to KRG for the construction of a Johnny Carino's restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. The Partnership charged interest on the advances at a rate of 10.0%. On September 3, 2003, after the development was completed, the Lease Agreement was amended to require annual rental payments of $103,250. The Partnership's share of the total acquisition costs, including the cost of the land, was $1,028,421. The remaining interest in the property was purchased by AEI Real Estate Fund XVIII Limited Partnership, an affiliate of the Partnership.

       In October 2003, the Partnership entered into an Agreement to purchase a 50% interest in an Eckerd drug store in Cicero, New York for approximately $1,550,000. The property will be leased to Eckerd Corporation, under a Lease Agreement with a primary term of 20 years and annual rental payments of approximately $126,325. The remaining interest in the property will be purchased by AEI Net Lease Income & Growth Fund XX Limited Partnership, an affiliate of the Partnership.

        On November 5, 2003, the Partnership purchased a 50% interest in a Johnny Carino's restaurant in Longview, Texas for approximately $1,175,000. The property is leased to Kona Restaurant Group, Inc. under a Lease Agreement with a primary term of 17 years and annual rental payments of approximately $105,750. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XIX Limited Partnership, an affiliate of the Partnership.

        The Partnership's primary use of cash flow, other than investment in real estate, is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners on a quarterly basis.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       For the nine months ended September 30, 2003 and 2002, the Partnership declared distributions of $1,164,013 and $923,779, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $1,152,373 and $914,542 and the General Partners received distributions of $11,640 and $9,237 for the periods, respectively. In March 2003, the Partnership declared a bonus distribution of $252,525 of net sale proceeds, which resulted in higher distributions in 2003, when compared to 2002.

        During the first nine months of 2003 and 2002, the Partnership distributed $411,424 and $95,980 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $20.27 and $4.66 per Limited Partnership Unit. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

        On January 1, 2003, seven Limited Partners redeemed a total of 46.40 Partnership Units for $37,961 in accordance with the Partnership Agreement. On April 1, 2003, five limited Partners redeemed a total of 48.50 Partnership Units for $39,641. On July 1, 2003, eleven Limited Partners redeemed a total of 157 Partnership Units for $126,455. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 246 Limited Partners redeemed 3,175.3 Partnership Units for $2,313,522. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                             Description

    10.1 First Amendment to Net Lease Agreement dated September 3, 2003 between the Partnership, AEI Real Estate Fund XVIII Limited Partnership and Kona Restaurant Group, Inc. relating to the Property at 960 N.Highway 287, Mansfield, Texas.

    10.2 Assignment of Purchase and Sale Agreement and First Amendment to Purchase and Sale Agreement dated October 23, 2003 between the Partnership and AEI Fund Management, Inc. relating to the Property at 8379 Thompson Road, Cicero, New York.

    10.3  Purchase  Agreement dated November 5,  2003  between  the
          Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and Kona Restaurant Group, Inc. relating to the Property at 411 B East Loop 281, Longview, Texas.

    10.4 Net Lease Agreement dated November 5, 2003 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and Kona Restaurant Group, Inc.
          relating  to  the  Property  at  411  B  East  Loop  281,
          Longview, Texas.

    31.1 Certification of Chief Executive Officer of General Partner pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2 Certification of Chief Financial Officer of General Partner pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.

    32    Certification of  Chief  Executive  Officer   and   Chief
          Financial Officer of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       b. Reports filed on Form 8-K -  During  the  quarter   ended
                                       September  30,  2003,    the
                                       Partnership filed a Form 8-K
                                       dated    August   11,   2003,
                                       reporting the disposition of
                                       a Taco Cabana restaurant  in
                                       San Marcos, Texas.





                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 11, 2003     AEI Real Estate Fund XVII
                              Limited Partnership
                              By:  AEI Fund Management XVII, Inc.
                              Its: Managing General Partner



                              By:/s/ Robert P Johnson
                                 Robert P. Johnson
                                 President
                                 (Principal Executive Officer)



                              By:/s/ Patrick W Keene
                                 Patrick W. Keene
                                 Chief Financial Officer
                                 (Principal Accounting Officer)