Form 10KSB
period 2003-12-31
AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
filed 2004-03-30
CIK 819577

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             of The Securities Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2003

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

The Issuer's revenues for year ended December 31, 2003 were $854,937.

As of February 29, 2004, there were 19,898.90 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $19,898,900.

               DOCUMENTS INCORPORATED BY REFERENCE

 The registrant has not incorporated any documents by reference into this report.

         Transitional Small Business Disclosure Format:

                         Yes        No [X]

                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

        AEI Real Estate Fund XVII Limited Partnership (the "Partnership" or the "Registrant") is a limited partnership which was organized pursuant to the laws of the State of Minnesota on February 2, 1988. The registrant is comprised of AEI Fund Management XVII, Inc. (AFM) as Managing General Partner, Robert
P. Johnson, the President and sole director of AFM, as the Individual General Partner, and purchasers of partnership units as Limited Partners. The Partnership offered for sale up to $30,000,000 of limited partnership interests (the "Units") (30,000 Units at $1,000 per Unit) pursuant to a registration statement effective November 2, 1987. The Partnership commenced operations on February 10, 1988 when minimum subscriptions of 2,000 Limited Partnership Units ($2,000,000) were accepted. The Partnership's offering terminated November 1, 1988 when the one-year offering period expired. The Partnership received subscriptions for 23,388.7 Limited Partnership Units ($23,388,700).

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

Property Activity

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

       During the third quarter of 2002, the Partnership sold its 60% interest in the TGI Friday's restaurant in Greensburg, Pennsylvania, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,223,603, which resulted in a net gain of $306,974. The total cost and related accumulated depreciation of the interests sold was $1,009,045 and $92,416, respectively.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

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

        On December 23, 2003, the Partnership entered into an agreement to sell its 75% interest in the Jiffy Lube automotive center in Dallas, Texas, to an unrelated third party. In the fourth quarter of 2003, a charge to operations for real estate impairment of $60,454 was recognized, which was the difference between book value at December 31, 2003 of $300,454 and the estimated net sale proceeds of $240,000. The charge was recorded against the cost of the land and building. At December 31, 2003, the property was classified as Real Estate Held for Sale. Subsequent to December 31, 2003, the sale closed with the Partnership receiving net sale proceeds of approximately $240,000.

        Subsequent to December 31, 2003, the Partnership entered into an agreement to sell the Children's World daycare center in Palatine, Illinois to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $1,290,000, which will result in a net gain of approximately $831,000. If this sale is not completed, it is likely the Partnership will seek another buyer for the property and may not be able to negotiate a similar purchase agreement. At December 31, 2003, the property was classified as Real Estate Held for Sale with a book value of $458,675.

        Subsequent to December 31 , 2003, the Partnership entered into an agreement to sell the Cheddar's restaurant in Davenport, Iowa to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $2,510,000, which will result in a net gain of approximately $1,458,000. If this sale is not completed, it is likely the Partnership will seek another buyer for the property and may not be able to negotiate a similar purchase agreement. At December 31, 2003, the property was classified as Real Estate Held for Sale with a book value of $1,052,418.

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

        In July 2003, the lessee of the Razzoo's restaurant in Austin, Texas notified the Partnership that they are experiencing financial difficulty and may not be able to pay future rents.
However,  rents  are  current through  March  31,  2004  and  the
Partnership holds a personal guarantee from the majority shareholder of the lessee for payment of all rents. The personal guarantee expires on June 27, 2004. Due to this notification, the Partnership is evaluating the lease and property value and has decided that it is premature to recognize an impairment loss at this time. It is reasonably possible that this decision may change in the future. At December 31, 2003, the book value of this property was $517,774.

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

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

       On April 3, 2003, the Partnership purchased a 50% interest in a parcel of land in Mansfield, Texas for $383,000. The Partnership obtained title to the land in the form of an undivided fee simple interest in the 50% interest purchased. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $38,300. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to KRG for the construction of a Johnny Carino's restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. The Partnership charged interest on the advances at a rate of 10.0%. On September 3, 2003, after the development was completed, the Lease Agreement was amended to require annual rental payments of $103,250. The Partnership's share of the total acquisition costs, including the cost of the land, was $1,028,885. The remaining interest in the property was purchased by AEI Real Estate Fund XVIII Limited Partnership, an affiliate of the Partnership.

        On November 5, 2003, the Partnership purchased a 50% interest in a Johnny Carino's restaurant in Longview, Texas for $1,179,878. The property is leased to Kona Restaurant Group, Inc. under a Lease Agreement with a primary term of 17 years and annual rental payments of $105,750. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XIX Limited Partnership, an affiliate of the Partnership.

        On November 21, 2003, the Partnership purchased a 50% interest in an Eckerd drug store in Cicero, New York for $1,586,183. The property is leased to Eckerd Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of $126,257. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XX Limited Partnership, an affiliate of the Partnership.

Major Tenants

        During 2003, three tenants each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 68% of total rental revenue in 2003. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of total rental revenue in 2004 and future years. However, the tenant of the Champps Americana restaurants will not continue to contribute more than ten percent of rental revenue in 2004 and future years, due to sales of the Champps Americana restaurants in Troy, Michigan and Centerville, Ohio in 2003. In addition, it is likely the tenant of the Cheddar's restaurant will not continue to be a major tenant as it is likely the property will be sold in 2004. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2003.

                          Total Property                Annual     Annual
                Purchase   Acquisition                  Lease      Rent Per
Property          Date        Costs      Lessee         Payment    Sq. Ft.

Jiffy Lube Auto Care Center
 Dallas, TX                           Jiffy Lube of
 (75%)           3/1/88   $  454,624  Maryland, Inc.     $ 75,285  $37.60

Children's World                        Knowledge
Daycare Center                          Learning
 St. Louis, MO  9/29/89   $  950,627  Enterprises, Inc.  $111,000  $15.18

Children's World                        Knowledge
Daycare Center                          Learning
 Merrimack, NH  9/29/89   $1,159,242  Enterprises, Inc.  $130,860  $20.81

Children's World                        Knowledge
Daycare Center                          Learning
 Chino, CA      9/29/89   $1,305,518  Enterprises, Inc.  $184,305  $25.68

Children's World                        Knowledge
Daycare Center                          Learning
 Palatine, IL   9/29/89   $  801,098  Enterprises, Inc.  $112,349  $18.19

                                        Heartland
Cheddar's Restaurant                    Restaurant
 Davenport, IA  11/4/91   $1,530,934  Corporation        $262,283  $36.43

Timber Lodge
 Steakhouse Restaurant
 St. Cloud, MN                         Timber Lodge
 (1.9949%)     11/18/97   $   31,970  Steakhouse, Inc.   $  3,673  $26.37

Timber Lodge
 Steakhouse Restaurant
 Rochester, MN                         Timber Lodge
 (65.5178%)      9/3/98   $1,251,894  Steakhouse, Inc.   $140,263  $30.67

Razzoo's Restaurant
 Austin, TX
 (17%)          6/27/01   $  545,266  Razzoo's, Inc.     $ 54,608  $32.77

Champps
 Americana Restaurant                   Champps
 Utica, MI                             Operating
 (28%)          4/27/01   $  961,647  Corporation        $105,350  $47.24

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

                          Total Property                Annual     Annual
                Purchase   Acquisition                  Lease      Rent Per
Property          Date        Costs      Lessee         Payment    Sq. Ft.

Johnny Carino's
 Restaurant
 Mansfield, TX                        Kona Restaurant
 (50%)           9/3/03   $1,028,885    Group, Inc.      $103,250  $31.93

Johnny Carino's
 Restaurant
 Longview, TX                         Kona Restaurant
 (50%)          11/5/03   $1,179,878    Group, Inc.      $105,750  $34.65

Eckerd Drug Store
 Cicero, NY                                Eckerd
 (50%)         11/21/03   $1,586,183     Corporation     $126,257  $17.16


        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership and/or unrelated third parties. The remaining interest in the Jiffy Lube automotive center is owned by AEI Real Estate Fund XVI Limited Partnership. The remaining interests in the Razzoo's restaurant are owned by AEI Real Estate Fund XV Limited
Partnership,  AEI  Net  Lease Income & Growth  Fund  XIX  Limited
Partnership and AEI Income & Growth Fund XXII Limited Partnership. The remaining interests in the Champps Americana restaurant in Utica, Michigan are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Net Lease Income & Growth Fund XX Limited Partnership. The remaining interest in the Johnny Carino's restaurant in Mansfield, Texas is owned by
AEI Real Estate Fund XVIII Limited Partnership. The remaining interest in the Johnny Carino's restaurant in Longview, Texas is owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership. The remaining interest in the Eckerd drug store is owned by AEI Net Lease Income & Growth Fund XX Limited Partnership. The remaining interests in the Timber Lodge Steakhouse restaurants are owned by unrelated third parties.

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

        The  initial  Lease  terms are 20 years  except  for  the
Razzoo's restaurant and the Children's World daycare centers, which have Lease terms of 15 years and the Johnny Carino's restaurants, which have Lease terms of 17 years. Most of the Leases have renewal options which may extend the Lease term an additional 10 to 20 years.

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

       Pursuant to the Lease Agreements, the tenants are required to provide proof of adequate insurance coverage on the properties they occupy. The General Partners believe the properties are adequately covered by insurance and consider the properties to be well-maintained and sufficient for the Partnership's operations.

         For tax purposes, the Partnership's properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS). The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over 31.5 years or 40 years depending on the date when it was placed in service. The remaining depreciable components of a property are personal property and land improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively. Since the Partnership has tax-exempt Partners, the Partnership is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method. In general, the federal tax basis of the properties for tax depreciation purposes is the same as the basis for book depreciation purposes except for properties whose book value was reduced by a real estate impairment loss pursuant to Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The real estate impairment loss, which was recorded against the book cost of the land and depreciable property, was not recognized for tax purposes.

        During the last five years or since the date of purchase, if purchased after December 31, 1998, all properties listed above were 100% occupied.

ITEM 3.  LEGAL PROCEEDINGS.

       None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
          AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

        As of December 31, 2003, there were 1,787 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
         AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

        During  2003,  28 Limited Partners redeemed  a  total  of
271.90 Partnership Units for $219,614 in accordance with the Partnership Agreement. During 2002, 28 Limited Partners redeemed a total of 294.95 Partnership Units for $240,949. The
Partnership acquired these Units using Net Cash Flow from operations. In prior years, 218 Limited Partners redeemed a total of 2,880.35 Partnership Units for $2,072,573. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $2,218 and $2,433 in 2003 and 2002, respectively.

       Cash distributions of $17,387 and $12,307 were made to the General Partners and $1,721,307 and $1,218,446 were made to the Limited Partners in 2003 and 2002, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed $677,309 and $95,020 of proceeds from property sales in 2003 and 2002, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

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


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Results of Operations

        For the years ended December 31, 2003 and 2002, the Partnership recognized rental income from continuing operations of $854,937 and $755,711, respectively. In 2003, rental income increased due to additional rent received from four property acquisitions in 2003 and 2002, and rent increases on six properties.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the years ended December 31, 2003 and 2002, the Partnership incurred Partnership administration expenses from affiliated parties of $198,996 and $247,131, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $16,810 and $21,044, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        In July 2003, the lessee of the Razzoo's restaurant in Austin, Texas notified the Partnership that they are experiencing financial difficulty and may not be able to pay future rents.
However,  rents  are  current through  March  31,  2004  and  the
Partnership holds a personal guarantee from the majority shareholder of the lessee for payment of all rents. The personal guarantee expires on June 27, 2004. Due to this notification, the Partnership is evaluating the lease and property value and has decided that it is premature to recognize an impairment loss at this time. It is reasonably possible that this decision may change in the future. At December 31, 2003, the book value of this property was $517,774.

        For the years ended December 31, 2003 and 2002, the Partnership recognized interest income of $64,282 and $23,753, respectively. In 2003, interest income increased due to the Partnership receiving greater interest from construction advances and having more money invested in a money market account due to property sales.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the year ended December 31, 2003, the Partnership recognized income from discontinued operations of $2,058,374, representing rental income less property management expenses and depreciation of $437,164, a real estate impairment loss of $60,454 and gain on disposal of real estate of $1,621,210. For the year ended December 31, 2002, the Partnership recognized income from discontinued operations of $1,678,420, representing rental income less property management expenses and depreciation of $743,124 and gain on disposal of real estate of $935,296.

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


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       During the third quarter of 2002, the Partnership sold its 60% interest in the TGI Friday's restaurant in Greensburg, Pennsylvania, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,223,603, which resulted in a net gain of $306,974. The total cost and related accumulated depreciation of the interests sold was $1,009,045 and $92,416, respectively.

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

        On December 23, 2003, the Partnership entered into an agreement to sell its 75% interest in the Jiffy Lube automotive center in Dallas, Texas, to an unrelated third party. In the fourth quarter of 2003, a charge to operations for real estate impairment of $60,454 was recognized, which was the difference between book value at December 31, 2003 of $300,454 and the estimated net sale proceeds of $240,000. The charge was recorded against the cost of the land and building. At December 31, 2003, the property was classified as Real Estate Held for Sale. Subsequent to December 31, 2003, the sale closed with the Partnership receiving net sale proceeds of approximately $240,000.

        Subsequent to December 31 , 2003, the Partnership entered into an agreement to sell the Children's World daycare center in Palatine, Illinois to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $1,290,000, which will result in a net gain of approximately $831,000. If this sale is not completed, it is likely the Partnership will seek another buyer for the property and may not be able to negotiate a similar purchase agreement. At December 31, 2003, the property was classified as Real Estate Held for Sale with a book value of $458,675.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Subsequent to December 31 , 2003, the Partnership entered into an agreement to sell the Cheddar's restaurant in Davenport, Iowa to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $2,510,000, which will result in a net gain of approximately $1,458,000. If this sale is not completed, it is likely the Partnership will seek another buyer for the property and may not be able to negotiate a similar purchase agreement. At December 31, 2003, the property was classified as Real Estate Held for Sale with a book value of $1,052,418.

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

Liquidity and Capital Resources

       During the year ended December 31, 2003, the Partnership's cash balances decreased $351,909 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities, which was partially offset by cash generated from the sale of property. During the year ended December 31, 2002, the Partnership's cash balances increased $2,112,899 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property.

        Net cash provided by operating activities decreased from $1,456,849 in 2002 to $1,265,692 in 2003 due to a decrease in total rental and interest income in 2003 and net timing differences in the collection of payments from lessees and the payment of expenses, which were partially offset by a decrease in Partnership administration expenses in 2003.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the years ended December 31, 2003 and 2002, the Partnership generated cash flow from the sale of real estate of $3,869,253 and $2,314,384, respectively. During the same periods, the Partnership expended $3,794,946 and $183,486, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

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

       On April 3, 2003, the Partnership purchased a 50% interest in a parcel of land in Mansfield, Texas for $383,000. The Partnership obtained title to the land in the form of an undivided fee simple interest in the 50% interest purchased. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $38,300. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to KRG for the construction of a Johnny Carino's restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. The Partnership charged interest on the advances at a rate of 10.0%. On September 3, 2003, after the development was completed, the Lease Agreement was amended to require annual rental payments of $103,250. The Partnership's share of the total acquisition costs, including the cost of the land, was $1,028,885. The remaining interest in the property was purchased by AEI Real Estate Fund XVIII Limited Partnership, an affiliate of the Partnership.

        On November 5, 2003, the Partnership purchased a 50% interest in a Johnny Carino's restaurant in Longview, Texas for $1,179,878. The property is leased to Kona Restaurant Group, Inc. under a Lease Agreement with a primary term of 17 years and annual rental payments of $105,750. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XIX Limited Partnership, an affiliate of the Partnership.

        On November 21, 2003, the Partnership purchased a 50% interest in an Eckerd drug store in Cicero, New York for $1,586,183. The property is leased to Eckerd Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of $126,257. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XX Limited Partnership, an affiliate of the Partnership.

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

        For the years ended December 31, 2003 and 2002, the Partnership declared distributions of $1,738,694 and $1,230,753, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $1,721,307 and $1,218,446 and the General Partners received distributions of $17,387 and $12,307 for the periods, respectively. In March and December 2003, the
Partnership declared bonus distributions of $252,525 and $272,727, respectively, of net sale proceeds, which resulted in higher distributions in 2003 and a higher distributions payable at December 31, 2003.

       During 2003 and 2002, the Partnership distributed $684,151 and $95,980 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $33.81 and $4.66 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

        During  2003,  28 Limited Partners redeemed  a  total  of
271.90 Partnership Units for $219,614 in accordance with the Partnership Agreement. During 2002, 28 Limited Partners redeemed a total of 294.95 Partnership Units for $240,949. The
Partnership acquired these Units using Net Cash Flow from operations. In prior years, 218 Limited Partners redeemed a total of 2,880.35 Partnership Units for $2,072,573. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $2,218 and $2,433 in 2003 and 2002, respectively.

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





          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Auditors

Balance Sheet as of December 31, 2003 and 2002

Statements for the Years Ended December 31, 2003 and 2002:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements





                 REPORT OF INDEPENDENT AUDITORS




To the Partners:
AEI Real Estate Fund XVII Limited Partnership
St. Paul, Minnesota




      We have audited the accompanying balance sheet of AEI Real Estate Fund XVII Limited Partnership (a Minnesota limited partnership) as of December 31, 2003 and 2002 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Real Estate Fund XVII Limited Partnership as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



                         /s/Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                            Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                   Certified Public Accountants

Minneapolis, Minnesota
January 23, 2004

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS
                                                2003         2002
CURRENT ASSETS:
  Cash and Cash Equivalents                 $ 2,980,144   $ 3,332,053
  Receivables                                         0         9,982
                                             -----------   -----------
      Total Current Assets                    2,980,144     3,342,035
                                             -----------   -----------
INVESTMENTS IN REAL ESTATE:
  Land                                        2,842,888     3,529,891
  Buildings and Equipment                     7,158,222     8,317,246
  Accumulated Depreciation                   (1,612,587)   (2,948,624)
                                             -----------   -----------
                                              8,388,523     8,898,513
  Real Estate Held for Sale                   1,751,093             0
                                             -----------   -----------
      Net Investments in Real Estate         10,139,616     8,898,513
                                             -----------   -----------
           Total  Assets                    $13,119,760   $12,240,548
                                             ===========   ===========

                LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.      $    21,170   $    46,433
  Distributions Payable                         554,512       285,894
  Unearned Rent                                   6,274         6,274
                                             -----------   -----------
      Total Current Liabilities                 581,956       338,601
                                             -----------   -----------
PARTNERS' CAPITAL:
  General Partners                               16,201         9,316
  Limited Partners, $1,000 per Unit;
   30,000 Units authorized; 23,389 Units issued;
   19,942 and 20,213 Units outstanding in
   2003 and 2002, respectively               12,521,603    11,892,631
                                             -----------   -----------
    Total Partners' Capital                  12,537,804    11,901,947
                                             -----------   -----------
     Total Liabilities and Partners'Capital $13,119,760   $12,240,548
                                             ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31

                                                 2003          2002

RENTAL INCOME                                $   854,937   $   755,711

EXPENSES:
  Partnership Administration - Affiliates        198,996       247,131
  Partnership Administration and Property
     Management - Unrelated Parties               16,810        21,044
  Depreciation                                   165,404       145,789
                                              -----------   -----------
      Total Expenses                             381,210       413,964
                                              -----------   -----------

OPERATING INCOME                                 473,727       341,747

OTHER INCOME:
  Interest Income                                 64,282        23,753
                                              -----------   -----------

INCOME FROM CONTINUING OPERATIONS                538,009       365,500

Income from Discontinued Operations            2,058,374     1,678,420
                                              -----------   -----------
NET INCOME                                   $ 2,596,383   $ 2,043,920
                                              ===========   ===========
NET INCOME ALLOCATED:
  General Partners                           $    26,490   $    24,056
  Limited Partners                             2,569,893     2,019,864
                                              -----------   -----------
                                             $ 2,596,383   $ 2,043,920
                                              ===========   ===========
INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations                     $     26.57   $     17.81
   Discontinued Operations                        101.62         81.59
                                              -----------   -----------
         Total                               $    128.19   $     99.40
                                              ===========   ===========
Weighted Average  Units  Outstanding              20,047        20,321
                                              ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31

                                                   2003          2002

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                   $ 2,596,383   $ 2,043,920

  Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                                  245,346       292,284
     Real Estate Impairment                         60,454             0
     Gain on Sale of Real Estate                (1,621,210)     (935,296)
     Decrease in Receivables                         9,982        36,013
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                  (25,263)       19,110
     Increase in Unearned Rent                           0           818
                                                -----------   -----------
           Total Adjustments                    (1,330,691)     (587,071)
                                                -----------   -----------
       Net Cash Provided By
           Operating Activities                  1,265,692     1,456,849
                                                -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                    (3,794,946)     (183,486)
  Proceeds from Sale of Real Estate              3,869,253     2,314,384
                                                -----------   -----------
       Net Cash Provided By
           Investing Activities                     74,307     2,130,898
                                                -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (Decrease) in Distributions Payable     268,618          (713)
  Distributions to  Partners                    (1,738,694)   (1,230,753)
  Redemption Payments                             (221,832)     (243,382)
                                                -----------   -----------
       Net Cash Used For
         Financing Activities                   (1,691,908)   (1,474,848)
                                                -----------   -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                           (351,909)    2,112,899

CASH AND CASH EQUIVALENTS, beginning of period   3,332,053     1,219,154
                                                -----------   -----------
CASH AND CASH EQUIVALENTS, end of period       $ 2,980,144   $ 3,332,053
                                                ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                                 Limited
                                                               Partnership
                             General   Limited                    Units
                             Partners  Partners       Total    Outstanding


BALANCE, December 31, 2001  $      0  $11,332,162  $11,332,162   20,508.35

  Distributions              (12,307)  (1,218,446)  (1,230,753)

  Redemption Payments         (2,433)    (240,949)    (243,382)    (294.95)

  Net Income                  24,056    2,019,864    2,043,920
                             --------  -----------  ----------- -----------
BALANCE, December 31, 2002     9,316   11,892,631   11,901,947   20,213.40

  Distributions              (17,387)  (1,721,307)  (1,738,694)

  Redemption Payments         (2,218)    (219,614)    (221,832)    (271.90)

  Net Income                  26,490    2,569,893    2,596,383
                             --------  -----------  -----------  ----------
BALANCE, December 31, 2003  $ 16,201  $12,521,603  $12,537,804   19,941.50
                             ========  ===========  ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(1)  Organization -

     AEI Real Estate Fund XVII Limited Partnership (Partnership) was formed to acquire and lease commercial properties to operating tenants. The Partnership's operations are managed by AEI Fund Management XVII, Inc. (AFM), the Managing General Partner. Robert P. Johnson, the President and sole director of AFM, serves as the Individual General Partner. AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson is the majority shareholder. AEI Fund Management, Inc. (AEI), an affiliate of AFM, performs the administrative and operating functions for the Partnership.

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

                   DECEMBER 31, 2003 AND 2002

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

                   DECEMBER 31, 2003 AND 2002

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

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(2)  Summary of Significant Accounting Policies - (Continued)

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

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(2)  Summary of Significant Accounting Policies - (Continued)

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

     Reclassification

       Certain  items  in  the prior year's financial  statements have  been  reclassified to conform to 2003  presentation.
       These   reclassifications  had  no  effect  on   Partners'
       capital, net income or cash flows.

     Newly Issued Pronouncements

       The    Partnership   has   considered    the    accounting
       pronouncements  issued  after  December   2002   and   has
       determined that none of these pronouncements will have a material impact on its financial statements.


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(3)  Related Party Transactions -

     The Partnership owns a 17% interest in a Razzoo's restaurant. The remaining interests in this property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership. The Partnership owns a 28% interest in a Champps Americana restaurant in Utica, Michigan. The remaining interests in this property are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Net Lease Income & Growth Fund XX Limited Partnership, affiliates of the Partnership. The Partnership owns a 50% interest in a Johnny Carino's restaurant in Mansfield, Texas. The remaining interest in this property is owned by AEI Real Estate Fund XVIII Limited Partnership, an affiliate of the Partnership. The Partnership owns a 50% interest in a Johnny Carino's restaurant in Longview, Texas. The remaining interest in this property is owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership. The Partnership owns a 50% interest in an Eckerd drug store. The remaining interest in this property is owned by AEI Net Lease Income & Growth Fund XX Limited Partnership.

     As of December 31, 2003, the Partnership owns a 75% interest in a Jiffy Lube. The remaining interest in this property is owned by AEI Real Estate Fund XVI Limited Partnership, an affiliate of the Partnership. The Partnership owned a 60% interest in a TGI Friday's restaurant. The remaining interests in this property are owned by AEI Income & Growth Fund XXII Limited Partnership and unrelated third parties. The Partnership owned a 26.05% interest in a Champps Americana restaurant in Troy, Michigan. The remaining interests in this property are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership and unrelated third parties. AEI Real Estate Fund XV Limited Partnership and AEI Real Estate Fund XVIII Limited Partnership owned interests in this property until the interests were sold, in a series of transactions, to unrelated third parties in 2003. The Partnership owned a 14% interest in a Champps Americana restaurant in Centerville, Ohio. AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership and AEI Income & Growth Fund XXII Limited Partnership owned interests in this property until the interests were sold, in a series of transactions, to unrelated third parties in 2003.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(3)  Related Party Transactions - (Continued)

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                    Total Incurred by the Partnership
                                     for the Years Ended December 31

                                                 2003         2002
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                   $ 198,996    $ 247,131
                                               ========     ========
b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties relating to Partnership
  administration and property management.
  These expenses included printing costs, legal
  and filing fees, direct administrative costs,
  outside audit and accounting costs, taxes,
  insurance and other property costs.         $  18,337    $  72,187
                                               ========     ========
c.AEI is reimbursed for all costs and direct
  expenses incurred by it in acquiring properties
  on behalf of the Partnership.  The amounts are net
  of financing and commitment fees and expense
  reimbursements received by the Partnership from
  the lessees in the amount of $22,576 and $743
  for 2003 and 2002, respectively.            $  37,446    $   1,985
                                               ========     ========
d.AEI is reimbursed for all costs incurred in
  connection with the sale of property.       $  76,350    $  57,036
                                               ========     ========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d.
     This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are 20 years except for the Razzoo's restaurant and the Children's World daycare centers, which have Lease terms of 15 years and the Johnny Carino's restaurants, which have Lease terms of 17 years. Most of the Leases have renewal options which may extend the Lease term an additional 10 to 20 years. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions.

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

     The Partnership's properties are commercial, single-tenant buildings. The Cheddar's restaurant was constructed and acquired in 1991. The Timber Lodge Steakhouse in St. Cloud, Minnesota was constructed and acquired in 1997. The Timber Lodge Steakhouse in Rochester, Minnesota was constructed and acquired in 1998. The land for the Razzoo's restaurant was acquired in 2000 and construction of the restaurant was completed in 2001. The land for the Champps Americana restaurant in Utica, Michigan was acquired in 2001 and construction of the restaurant was completed in 2002. The Johnny Carino's restaurants in Mansfield and Longview, Texas and the Eckerd drug store were constructed and acquired in 2003. The remaining properties were constructed and acquired during 1988 or 1989. There have been no costs capitalized as improvements subsequent to the acquisitions.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(4)  Investments in Real Estate - (Continued)

     The cost of the properties not held for sale and the related
     accumulated  depreciation  at  December  31,  2003  are   as
     follows:

                                Buildings and               Accumulated
Property                  Land    Equipment        Total    Depreciation

Children's  World,
 St. Louis, MO        $  203,446  $  747,181  $   950,627   $  388,289
Children's World,
 Merrimack, NH           282,530     876,712    1,159,242      448,461
Children's World,
 Chino, CA               357,793     947,725    1,305,518      492,431
Timber Lodge Steakhouse,
 St. Cloud, MN             6,969      25,001       31,970        5,316
Timber Lodge Steakhouse,
 Rochester, MN           276,010     975,884    1,251,894      193,448
Razzoo's, Austin, TX     228,498     316,768      545,266       27,492
Champps  Americana,
 Utica, MI               345,753     615,894      961,647       40,219
Johnny  Carino's,
 Mansfield, TX           380,086     648,799    1,028,885        8,105
Johnny  Carino's,
 Longview, TX            412,843     767,035    1,179,878        3,671
Eckerd, Cicero, NY       348,960   1,237,223    1,586,183        5,155
                       ----------  ----------  -----------   ----------
                      $2,842,888  $7,158,222  $10,001,110   $1,612,587
                       ==========  ==========  ===========   ==========

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

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(4)  Investments in Real Estate - (Continued)

     On April 3, 2003, the Partnership purchased a 50% interest in a parcel of land in Mansfield, Texas for $383,000. The Partnership obtained title to the land in the form of an undivided fee simple interest in the 50% interest purchased. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $38,300. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to KRG for the construction of a Johnny Carino's restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. The Partnership charged interest on the advances at a rate of 10.0%. On September 3, 2003, after the development was completed, the Lease Agreement was amended to require annual rental payments of $103,250. The Partnership's share of the total acquisition costs, including the cost of the land, was $1,028,885.

     On November 5, 2003, the Partnership purchased a 50% interest in a Johnny Carino's restaurant in Longview, Texas for $1,179,878. The property is leased to Kona Restaurant Group, Inc. under a Lease Agreement with a primary term of 17 years and annual rental payments of $105,750.

     On  November  21,  2003,  the Partnership  purchased  a  50%
     interest in an Eckerd drug store in Cicero, New York for $1,586,183. The property is leased to Eckerd Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of $126,257.

     In July 2003, the lessee of the Razzoo's restaurant in Austin, Texas notified the Partnership that they are experiencing financial difficulty and may not be able to pay future rents. However, rents are current and the Partnership holds a personal guarantee from the majority shareholder of the lessee for payment of all rents. The personal guarantee expires on June 27, 2004. Due to this notification, the Partnership is evaluating the lease and property value and has decided that it is premature to recognize an impairment loss at this time. It is reasonably possible that this decision may change in the future. At December 31, 2003, the book value of this property was $517,774.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(4)  Investments in Real Estate - (Continued)

     For properties owned as of December 31, 2003, the minimum future rent payments required by the leases are as follows:

                       2004         $ 1,442,563
                       2005           1,212,256
                       2006           1,223,116
                       2007           1,196,524
                       2008           1,170,122
                       Thereafter     9,632,280
                                     -----------
                                    $15,876,861
                                     ===========

     There were no contingent rents recognized in 2003 or 2002.

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                 2003        2002
      Tenants                  Industry

     Knowledge Learning
        Enterprises, Inc.     Child Care      $ 556,292   $  573,882
     Heartland Restaurant
        Corporation           Restaurant        257,569      273,257
     Champps Americana Group  Restaurant        160,184      301,090
     Texas Taco Cabana, L.P.  Restaurant            N/A      183,792
                                               ---------   ----------

     Aggregate rent revenue of major tenants  $ 974,045   $1,332,021
                                               =========   ==========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue              68%          79%
                                               =========   ==========

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(6)  Discontinued Operations -

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

     During the third quarter of 2002, the Partnership sold its 60% interest in the TGI Friday's restaurant in Greensburg, Pennsylvania, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,223,603, which resulted in a net gain of $306,974. The total cost and related accumulated depreciation of the interests sold was $1,009,045 and $92,416, respectively.

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

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(6)  Discontinued Operations - (Continued)

     On December 23, 2003, the Partnership entered into an agreement to sell its 75% interest in the Jiffy Lube automotive center in Dallas, Texas, to an unrelated third party. In the fourth quarter of 2003, a charge to operations for real estate impairment of $60,454 was recognized, which was the difference between book value at December 31, 2003 of $300,454 and the estimated net sale proceeds of $240,000. The charge was recorded against the cost of the land and building. At December 31, 2003, the property was classified as Real Estate Held for Sale. Subsequent to December 31, 2003, the sale closed with the Partnership receiving net sale proceeds of approximately $240,000.

     Subsequent to December 31 , 2003, the Partnership entered into an agreement to sell the Children's World daycare center in Palatine, Illinois to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $1,290,000, which will result in a net gain of approximately $831,000. If this sale is not completed, it is likely the Partnership will seek another buyer for the property and may not be able to negotiate a similar purchase agreement. At December 31, 2003, the property was classified as Real Estate Held for Sale with a book value of $458,675.

     Subsequent to December 31 , 2003, the Partnership entered into an agreement to sell the Cheddar's restaurant in Davenport, Iowa to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $2,510,000, which will result in a net gain of approximately $1,458,000. If this sale is not completed, it is likely the Partnership will seek another buyer for the property and may not be able to negotiate a similar purchase agreement. At December 31, 2003, the property was classified as Real Estate Held for Sale with a book value of $1,052,418.

     During 2003 and 2002, the Partnership distributed $684,151 and $95,980 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions which represented a return of capital of $33.81 and $4.66 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(6)  Discontinued Operations - (Continued)

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the years ended December 31:

                                                  2003         2002

     Rental Income                            $  579,087   $  940,762
     Property Management Expenses                 (1,527)     (51,143)
     Depreciation                                (79,942)    (146,495)
     Real Estate Impairment                      (60,454)           0
     Gain on Disposal of Real Estate           1,621,210      935,296
                                               ----------   ----------
       Income from Discontinued Operations    $2,058,374   $1,678,420
                                               ==========   ==========

(7)  Partners' Capital -

     Cash distributions of $17,387 and $12,307 were made to the General Partners and $1,721,307 and $1,218,446 were made to the Limited Partners for the years ended December 31, 2003 and 2002, respectively. The Limited Partners' distributions represent $85.86 and $59.96 per Limited Partnership Unit outstanding using 20,047 and 20,321 weighted average Units in 2003 and 2002, respectively. The distributions represent $85.86 and $59.96 per Unit of Net Income.

     As part of the Limited Partner distributions discussed above, the Partnership distributed $677,309 and $95,020 of proceeds from property sales in 2003 and 2002, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

     Distributions of Net Cash Flow to the General Partners during 2003 and 2002 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to the Limited Partners and 1% to the General Partners.

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

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(7)  Partners' Capital - (Continued)

     During 2003, 28 Limited Partners redeemed a total of 271.90 Partnership Units for $219,614 in accordance with the
     Partnership Agreement. During 2002, 28 Limited Partners redeemed a total of 294.95 Partnership Units for $240,949. The Partnership acquired these Units using Net Cash Flow from operations. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $2,218 and $2,433 in 2003 and 2002, respectively.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $836.86 per original $1,000 invested.

(8)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                             2003         2002

     Net Income for Financial
      Reporting Purposes                  $2,596,383   $2,043,920

     Depreciation for Tax Purposes Under
      Depreciation for Financial
      Reporting Purposes                       6,119       17,087

     Income Accrued for Tax Purposes
      Over (Under) Income for Financial
      Reporting Purposes                           0      (70,672)

     Real Estate Impairment Loss
      Not Recognized for Tax Purposes         60,454            0

     Gain on Sale of Real Estate for
      Tax Purposes Under Gain for
      Financial Reporting Purposes          (310,416)     (33,112)
                                           ----------   ----------
           Taxable Income to Partners     $2,352,540   $1,957,223
                                           ==========   ==========

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(8)  Income Taxes - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December
     31:

                                                2003          2002

     Partners' Capital for
       Financial  Reporting Purposes        $12,537,804    $11,901,947

     Adjusted Tax Basis of Investments
      in Real Estate Over Net
      Investments in Real Estate for
      Financial Reporting Purposes              188,499        432,342

     Income Accrued for Tax Purposes
      Over Income for Financial
      Reporting Purposes                          6,274          6,275

     Syndication Costs
      Treated as Reduction of Capital
      for Financial Reporting Purposes        3,149,157      3,149,157
                                             -----------    ----------
           Partners' Capital for
               Tax  Reporting Purposes      $15,881,734    $15,489,721
                                             ===========    ==========

(9)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                    2003                  2002
                          Carrying       Fair    Carrying      Fair
                           Amount       Value     Amount      Value

     Money Market Funds  $2,980,144  $2,980,144  $3,332,053   $3,332,053
                          ---------   ----------  ---------    ---------
      Total Cash and
        Cash Equivalents $2,980,144  $2,980,144  $3,332,053   $3,332,053
                          =========   ==========  =========    =========

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

ITEM 8A.  CONTROLS AND PROCEDURES.

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


                            PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT.

        The registrant is a limited partnership and has no officers, directors, or direct employees. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The General Partners are AEI Fund Management XVII, Inc. (AFM), the Managing General Partner, and Robert P. Johnson, Chief Executive Officer,
President  and  sole  director  of AFM,  the  Individual  General
Partner. AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson is the majority shareholder. AFM has only one senior financial executive, its Chief Financial Officer. The Chief Financial Officer reports directly to Mr. Johnson and is accountable for his actions to Mr. Johnson. Although Mr. Johnson and AFM require that all of their personnel, including the Chief Financial Officer, engage in honest and ethical conduct, ensure full, fair, accurate, timely, and understandable disclosure, comply with all applicable governmental laws, rules and regulations, and report to Mr. Johnson any deviation from these principles, because the organization is composed of only approximately 35 individuals, because the management of a partnership by an entity that has different interests in distributions and income than investors involves numerous conflicts of interest that must be resolved on a daily basis, and because the ultimate decision maker in all instances is Mr. Johnson, AFM has not adopted a formal code of conduct. Instead, the materials pursuant to which investors purchase Units disclose these conflicts of interest in detail and Mr. Johnson, as the CEO and sole director of AFM, resolves conflicts to the best of his ability, consistent with his fiduciary obligations to AFM and the fiduciary obligations of AFM to the Partnership. The director and officers of AFM are as follows:

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT.

        Robert P. Johnson, age 59, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in July 1987, and has been elected to continue in these positions until December 2004. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in thirteen limited partnerships and a managing member in three LLCs.

        Patrick W. Keene, age 44, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2004. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.

       Since Mr. Johnson serves as the Individual General Partner of the Partnership, as well as the sole director of AFM, all of the duties that might be assigned to an audit committee are assigned to Mr. Johnson. Mr. Johnson is not an audit committee financial expert, as defined. As an officer and majority owner, through a parent company, of AFM, and as the Individual General Partner, Mr. Johnson is not a "disinterested director" and may be subject to a number of conflicts of interests in his capacity as sole director of AFM.

        Before the independent auditors are engaged, Mr. Johnson, as the sole director of AFM, approves all audit-related fees, and all permissible nonaudit fees, for services of our auditors.

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the
Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-KSB any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2003. With the exception of Patrick Keene, who filed his initial report on Form 3 late, based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2003 fiscal year.


ITEM 10.  EXECUTIVE COMPENSATION.

        The General Partner and affiliates are reimbursed at cost for all services performed on behalf of the registrant and for all third party expenses paid on behalf of the registrant. The cost for services performed on behalf of the registrant is actual time spent performing such services plus an overhead burden. These services include organizing the registrant and arranging for the offer and sale of Units, reviewing properties for acquisition and rendering administrative, property management and property sales services. The amount and nature of such payments are detailed in Item 12 of this annual report on Form 10-KSB.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 29, 2004:

     Name and Address                   Number of     Percent
   of Beneficial Owner                  Units Held    of Class

   AEI Fund Management XVII, Inc.           0            0%
   1300 Wells Fargo Place
   30 East 7th Street, St. Paul, Minnesota 55101

   Robert P. Johnson                       42.6          *
   1300 Wells Fargo Place
   30 East 7th Street, St. Paul, Minnesota 55101

   Patrick W. Keene                         0            0%
   1300 Wells Fargo Place
   30 East 7th Street, St. Paul, Minnesota 55101

*     Less than 1%

The persons set forth in the preceding table hold sole voting power and power of disposition with respect to all of the Units set forth opposite their names. The General Partners know of no holders of more than 5% of the outstanding Units.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2003 and 2002.

ITEM   12.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
              (Continued)

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid by the Partnership, (ii) the cumulative property management fees allowed by the Guidelines but not paid,
(iii)  any real estate commission allowed by the Guidelines,  and
(iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The administrative expenses not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 2003, the cumulative reimbursements to the General Partners and their affiliates did not exceed those amounts.

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties through the period from inception through December 31, 2003.

Person or Entity                                      Amount Incurred From
 Receiving                  Form and Method      Inception (February 10, 1988)
Compensation                of Compensation           To December 31, 2003

AEI Securities, Inc.  Selling Commissions equal to         $2,338,870
                      8% of proceeds plus a 2%
                      nonaccountable expense allowance,
                      most of which was reallowed to
                      Participating Dealers.

General Partners and  Reimbursement at Cost for other      $  815,886
Affiliates            Organization and Offering Costs.

General Partners and  Reimbursement at Cost for all        $  816,277
Affiliates            Acquisition Expenses


General Partners and  Reimbursement at Cost for all        $4,170,618
Affiliates            Administrative Expenses attributable
                      to the Fund, including all expenses
                      related to management of the Fund's
                      properties and all other transfer
                      agency, reporting, partner relations
                      and other administrative functions.

General Partners and  Reimbursement at Cost for all        $  204,386
Affiliates            expenses related to the disposition
                      of the Fund's properties.

ITEM   12.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
              (Continued)

Person or Entity                                      Amount Incurred From
 Receiving                  Form and Method      Inception (February 10, 1988)
Compensation                of Compensation           To December 31, 2003

General Partners      1% of Net Cash Flow in any fiscal    $  251,034
                      year until the Limited Partners have
                      received annual, non-cumulative
                      distributions of Net Cash Flow  equal
                      to 10% of their Adjusted Capital
                      Contributions and 10% of any remaining
                      Net Cash Flow in such fiscal year.

General Partners      15% of distributions of Net Proceeds $   67,682
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


                             PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

          A.   Exhibits -
                             Description

     3.1 Certificate of Limited Partnership (incorporated by reference to Exhibit 3.1 of the registrant's Registration
     Statement  on  Form S-11 filed July 30, 1987 [File  No.  33-
     16159]).

     3.2    Limited   Partnership  Agreement   (incorporated   by
     reference  to  Exhibit 3.2 of the registrant's  Registration
     Statement  on  Form S-11 filed July 30, 1987 [File  No.  33-
     16159]).

     10.1 Assignment dated March 1, 1988 between the Partnership and Fund XVI of the Net Lease Agreement dated July 23, 1987 assigned to Fund XVI by Westmoreland Real Estate, Inc. (incorporated by reference to Exhibit 10.4 of Form 10-K filed July 28, 1992)

     10.2 Net Lease Agreement dated September 29, 1989 between the Partnership and Children's World Learning Centers, Inc. relating to the Property at 12790 Fee Fee Road, St. Louis, Missouri (incorporated by reference to Exhibit 10.15 of Form 10-K filed July 28, 1992).

     10.3 Net Lease Agreement dated September 29, 1989 between the Partnership and Children's World Learning Centers, Inc. relating to the Property at 325 Daniel Webster Highway, Merrimack, New Hampshire (incorporated by reference to
     Exhibit 10.16 of Form 10-K filed July  28, 1992).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.  (Continued)

          A.   Exhibits -
                             Description

     10.4 Net Lease Agreement dated September 29, 1989 between the Partnership and Children's World Learning Centers, Inc. relating to the Property at 14635 Pipeline Avenue South, Chino, California (incorporated by reference to Exhibit
     10.17 of Form 10-K filed July 28, 1992).

     10.5 Net Lease Agreement dated September 29, 1989 between the Partnership and Children's World Learning Centers, Inc. relating to the Property at 838 N. Quentin Road, Palatine,
     Illinois (incorporated by reference to Exhibit 10.18 of Form 10-K filed July 28, 1992).

     10.6 Net Lease Agreement dated November 1, 1991 between the Partnership and Heartland Restaurant Corporation relating to the Property at 1221 E. Kimberly, Davenport, Iowa (incorporated by reference to Exhibit 10.21 of Form 10-K filed July 28, 1992).

     10.7  Net  Lease Agreement dated November 18,  1997  between
     the   Partnership,   AEI  Real  Estate   Fund   XV   Limited
     Partnership, AEI Institutional Net Lease Fund '93 Limited Partnership and Timber Lodge Steakhouse, Inc. relating to the Property at 3590 Second Street South, St. Cloud, Minnesota (incorporated by reference to Exhibit 10.20 of Form 10-KSB filed March 23, 1998).

     10.8 Net Lease Agreement dated January 15, 1998 between the Partnership and Timber Lodge Steakhouse, Inc. relating to the Property at 4140 Frontage Road Northwest, Rochester, Minnesota (incorporated by reference to Exhibit 10.25 of Form 10-KSB filed March 23, 1998).

     10.9 First Amendment to Net Lease Agreement dated September 3, 1998 between the Partnership and Timber Lodge Steakhouse, Inc. relating to the Property at 4140 Frontage Road Northwest, Rochester, Minnesota (incorporated by reference to Exhibit 10.4 of Form 8-K filed September 15,
     1998).

     10.10 Net Lease Agreement dated May 8, 2000 between the Partnership, AEI Real Estate Fund XV Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Income & Growth Fund XXII Limited Partnership and Razzoo's, Inc. relating to the Property at 11617 Research Boulevard, Austin, Texas (incorporated by reference to
     Exhibit 10.4 of Form 10-QSB filed August 2, 2000).

     10.11 Development Financing Agreement dated April 27, 2001 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership and Champps Entertainment, Inc. relating to the Property at 12515 Hall Road, Utica, Michigan (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed May 10, 2001).

     10.12 Net Lease Agreement dated April 27, 2001 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership and Champps Entertainment, Inc.
     relating to the Property at 12515 Hall Road, Utica, Michigan (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed May 10, 2001).

     10.13 First Amendment to Net Lease Agreement dated June 27, 2001 between the Partnership, AEI Real Estate Fund XV Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Income & Growth Fund XXII Limited Partnership and Razzoo's, Inc. relating to the Property at 11617 Research Boulevard, Austin, Texas (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed August 7,
     2001).

     10.14 First Amendment to Net Lease Agreement dated February 12, 2002 between the Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and Champps Entertainment, Inc. relating to the Property at 12515 Hall Road, Utica, Michigan (incorporated by reference to Exhibit
     10.36 of Form 10-KSB filed March 8, 2002).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.  (Continued)

          A.   Exhibits -
                           Description

     10.15 Purchase Agreement dated October 31, 2002 between the Partnership and GB Land L. L.C. relating to the Property at 1851 E. Florence Boulevard, Casa Grande, Arizona (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed November 1, 2002).

     10.16 Development Financing Agreement dated April 3, 2003 between the Partnership, AEI Real Estate Fund XVII Limited Partnership and Kona Restaurant Group, Inc. relating to the Property at 960 N. Highway 287, Mansfield, Texas (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed May 12, 2003).

     10.17 Net Lease Agreement dated April 3, 2003 between the Partnership, AEI Real Estate Fund XVII Limited Partnership and Kona Restaurant Group, Inc. relating to the Property at 960 N. Highway 287, Mansfield, Texas (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed May 12, 2003).

     10.18 Purchase Agreement dated May 21, 2003, between the Partnership and Texas Taco Cabana, LP relating to the Property at 135 Long Street, San Marcos, Texas (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed August 8, 2003).

     10.19 First Amendment to Net Lease Agreement dated September 3, 2003 between the Partnership, AEI Real Estate Fund XVIII Limited Partnership and Kona Restaurant Group, Inc. relating to the Property at 960 N. Highway 287, Mansfield, Texas (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed November 11, 2003).

     10.20 Purchase Agreement dated November 5, 2003 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and Kona Restaurant Group, Inc. relating to the Property at 411 B East Loop 281, Longview, Texas (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed November 11, 2003).

     10.21 Net Lease Agreement dated November 5, 2003 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and Kona Restaurant Group, Inc. relating to the Property at 411 B East Loop 281, Longview, Texas (incorporated by reference to Exhibit 10.4 of Form 10-QSB filed November 11, 2003).

     10.22 Assignment of Purchase and Sale Agreement and First Amendment to Purchase and Sale Agreement dated October 23, 2003 between the Partnership and AEI Fund Management, Inc. relating to the Property at 8379 Thompson Road, Cicero, New York (incorporated by reference to
     Exhibit 10.2 of Form 10-QSB filed November 11, 2003).

     10.23 Assignment and Assumption of Lease dated November 21, 2003 between the Partnership and Route 31 & Thompson Road Development, LLC relating to the Property at 8379 Thompson Road, Cicero, New York (incorporated by reference to Exhibit 10.2 of Form 8-K filed November 25, 2003).

     10.24       Purchase  Agreement  dated  December  23,   2003
     between  the  Partnership, AEI Real Estate Fund XVI  Limited
     Partnership and Alan Rushforth relating to the Property at 1020 N. Westmoreland Road, Dallas, Texas.

     10.25 Purchase Agreement dated January 30, 2004 between the Partnership and Marie Chaudhry relating to the Property at 838 North Quentin Road, Palatine, Illinois.

     10.26       Purchase  Agreement  dated  February  23,   2004
     between  the Partnership and Thomas E. Slusser and  Patricia
     A.  Slusser  relating to the Property at 1221 East  Kimberly
     Road, Davenport, Iowa.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The following is a summary of the fees billed to the Partnership by Boulay, Heutmaker, Zibell & Co. P.L.L.P. for professional services rendered for the years ended December 31, 2003 and 2002:

     Fee Category                            2003       2002

     Audit Fees                           $  11,313   $ 10,305
     Audit-Related Fees                         523          0
     Tax Fees                                     0          0
     All Other Fees                               0          0
                                           ---------   --------
          Total Fees                      $  11,836   $ 10,305
                                           =========   ========

Audit Fees - Consists of fees billed for professional services rendered for the audit of the Partnership's annual financial statements and review of the interim financial statements included in quarterly reports, and services that are normally provided by Boulay, Heutmaker, Zibell & Co. P.L.L.P. in connection with statutory and regulatory filings or engagements.

Audit-Related Fees - Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of financial statements and are not reported under "Audit Fees." These services include consultations concerning financial accounting and reporting standards.

Tax Fees - Consists of fees billed for professional services for federal and state tax compliance, tax advice and tax planning.

All Other Fees - Consists of fees for products and services other than the services reported above.


Policy   for  Preapproval  of  Audit  and  Permissible  Non-Audit
Services of Independent Auditors

        Before the Independent Auditors are engaged by the Partnership to render audit or non-audit services, the engagement is approved by Mr. Johnson acting as the Partnership's audit committee.
                           SIGNATURES

        In  accordance with Section 13 or 15(d) of  the  Exchange
Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               AEI REAL ESTATE FUND XVII
                               Limited Partnership
                               By: AEI Fund Management XVII, Inc.
                                   Its Managing General Partner


March 19, 2004                 By:/s/ Robert P Johnson
                                      Robert  P. Johnson, President
                                      and Director
                                      (Principal Executive Officer)


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                                Title                       Date


/s/Robert P Johnson   President (Principal Executive  Officer) March 19, 2004
   Robert P.Johnson   and Sole Director of Managing General
                      Partner

/s/Patrick W Keene    Chief Financial Officer  and  Treasurer  March 19, 2004
   Patrick W.Keene    (Principal Accounting Officer)