Form 10QSB
period 2004-03-31
AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
filed 2004-05-14
CIK 819577

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2004

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of March 31, 2004 and December 31, 2003

         Statements for the Periods ended March 31, 2004 and 2003:

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

         Signatures

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                          BALANCE SHEET
              MARCH 31, 2004 AND DECEMBER 31, 2003

                           (Unaudited)

                             ASSETS

                                                      2004           2003
CURRENT ASSETS:
  Cash and Cash Equivalents                       $ 2,858,639    $ 2,980,144
  Receivables                                           4,495              0
                                                   -----------    -----------
      Total Current Assets                          2,863,134      2,980,144
                                                   -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                              2,842,888      2,842,888
  Buildings and Equipment                           7,158,222      7,158,222
  Accumulated Depreciation                         (1,673,435)    (1,612,587)
                                                   -----------    -----------
                                                    8,327,675      8,388,523
  Real Estate Held for Sale                         1,511,093      1,751,093
                                                   -----------    -----------
      Net Investments in Real Estate                9,838,768     10,139,616
                                                   -----------    -----------
           Total  Assets                          $12,701,902    $13,119,760
                                                   ===========    ===========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $    28,496    $    21,170
  Distributions Payable                               276,101        554,512
  Unearned Rent                                        17,416          6,274
                                                   -----------    -----------
      Total Current Liabilities                       322,013        581,956
                                                   -----------    -----------
PARTNERS' CAPITAL:
  General Partners                                     14,623         16,201
  Limited Partners, $1,000 per Unit;
   30,000 Units authorized; 23,389 Units issued;
   19,768 and 19,942 Units outstanding in
   2004 and 2003, respectively                     12,365,266     12,521,603
                                                   -----------    -----------
      Total Partners' Capital                      12,379,889     12,537,804
                                                   -----------    -----------
        Total Liabilities and Partners' Capital   $12,701,902    $13,119,760
                                                   ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                       2004          2003

RENTAL INCOME                                     $   270,940    $   192,802

EXPENSES:
  Partnership Administration - Affiliates              50,387         63,476
  Partnership Administration and Property
     Management - Unrelated Parties                    15,300          9,888
  Depreciation                                         60,848         37,118
                                                   -----------    -----------
      Total Expenses                                  126,535        110,482
                                                   -----------    -----------

OPERATING INCOME                                      144,405         82,320

OTHER INCOME:
  Interest Income                                       6,635          8,810
                                                   -----------    -----------

INCOME FROM CONTINUING OPERATIONS                     151,040         91,130

Income from Discontinued Operations                   106,911        661,172
                                                   -----------    -----------
NET INCOME                                        $   257,951    $   752,302
                                                   ===========    ===========
NET INCOME ALLOCATED:
  General Partners                                $     2,580    $     7,523
  Limited Partners                                    255,371        744,779
                                                   -----------    -----------
                                                  $   257,951    $   752,302
                                                   ===========    ===========
INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations                          $      7.56    $      4.47
   Discontinued Operations                               5.36          32.46
                                                   -----------    -----------
         Total                                    $     12.92    $     36.93
                                                   ===========    ===========
Weighted Average Units Outstanding                     19,768         20,167
                                                   ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                        2004          2003
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net  Income                                    $   257,951   $   752,302

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                       60,848        65,224
     Gain on Sale of Real Estate                        (2,485)     (498,822)
     (Increase) Decrease in Receivables                 (4,495)        9,982
     Increase in Payable to
        AEI Fund Management, Inc.                        7,326        34,083
     Increase in Unearned Rent                          11,142        29,911
                                                    -----------   -----------
        Total Adjustments                               72,336      (359,622)
                                                    -----------   -----------
        Net Cash Provided By
            Operating Activities                       330,287       392,680
                                                    -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                                0        (9,937)
   Proceeds from Sale of Real Estate                   242,485     1,454,230
                                                    -----------   -----------
       Net Cash Provided By
           Investing Activities                        242,485     1,444,293
                                                    -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase  (Decrease) in Distributions Payable      (278,411)      252,482
   Distributions to Partners                          (294,993)     (559,504)
   Redemption Payments                                (120,873)      (38,344)
                                                    -----------   -----------
        Net Cash Used For
            Financing Activities                      (694,277)     (345,366)
                                                    -----------   -----------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                          (121,505)    1,491,607

CASH AND CASH EQUIVALENTS, beginning of period       2,980,144     3,332,053
                                                    -----------   -----------
CASH AND CASH EQUIVALENTS, end of period           $ 2,858,639   $ 4,823,660
                                                    ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                   Limited
                                                                 Partnership
                             General     Limited                    Units
                             Partners    Partners       Total    Outstanding


BALANCE, December 31, 2002  $  9,316  $11,892,631   $11,901,947    20,213.40

  Distributions               (5,595)    (553,909)     (559,504)

  Redemption Payments           (383)     (37,961)      (38,344)      (46.40)

  Net Income                   7,523      744,779       752,302
                             -------   -----------   -----------  -----------
BALANCE, March 31, 2003     $ 10,861  $12,045,540   $12,056,401    20,167.00
                             =======   ===========   ===========  ===========


BALANCE, December 31, 2003  $ 16,201  $12,521,603   $12,537,804    19,941.50

  Distributions               (2,950)    (292,043)     (294,993)

  Redemption Payments         (1,208)    (119,665)     (120,873)     (174.00)

  Net Income                   2,580      255,371       257,951
                             -------   -----------   -----------  -----------
BALANCE, March 31, 2004     $ 14,623  $12,365,266   $12,379,889    19,767.50
                             =======   ===========   ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2004

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

     The General Partners are not required to currently fund a deficit capital balance. Upon liquidation of the Partnership or withdrawal by a General Partner, the General Partners will contribute to the Partnership an amount equal to the lesser of the deficit balances in their capital accounts or 1% of total Limited Partners' and General Partners' capital contribution.


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Reclassification -

     Certain items in the prior year's financial statements  have
     been  reclassified  to conform to 2004 presentation.   These
     reclassifications had no effect on Partners' capital, net income or cash flows.

(4)  Investments in Real Estate -

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

     Subsequent to March 31, 2004, the Partnership purchased an Applebee's restaurant in Ashland, Ohio for approximately $1,924,000. The property is leased to Apple Ohio LLC under a Lease Agreement with a primary term of 20 years and annual rental payments of $149,066.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(4)  Investments in Real Estate - (Continued)

     In July 2003, the lessee of the Razzoo's restaurant in Austin, Texas notified the Partnership that they are experiencing financial difficulty and may not be able to pay future rents. However, rents are current and the Partnership holds a personal guarantee from the majority shareholder of the lessee for payment of all rents. The personal guarantee expires on June 27, 2004. Due to this notification, the Partnership is evaluating the lease and property value and has decided that it is premature to recognize an impairment loss at this time. It is reasonably possible that this decision may change in the future. At March 31, 2004, the book value of this property was $515,025.

(5)  Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(6)  Discontinued Operations -

     During the first six months of 2003, the Partnership sold its 26.05% interest in the Champps Americana restaurant in Troy, Michigan, in eight separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,753,563, which resulted in a net gain of $602,200. The total cost and related accumulated depreciation of the interests sold was $1,289,135 and $137,772, respectively. For the three months ended March 31, 2003, the net gain was $498,822.

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

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     On December 23, 2003, the Partnership entered into an agreement to sell its 75% interest in the Jiffy Lube automotive center in Dallas, Texas, to an unrelated third party. In the fourth quarter of 2003, a charge to operations for real estate impairment of $60,454 was recognized, which was the difference between book value at December 31, 2003 of $300,454 and the estimated net sale proceeds of $240,000. The charge was recorded against the cost of the land and building. At December 31, 2003, the property was classified as Real Estate Held for Sale. On February 23, 2004, the sale closed with the Partnership receiving net sale proceeds of $242,485, which resulted in a net gain of $2,485. At the time of sale, the cost and related accumulated depreciation was $394,170 and $154,170, respectively.

     In January 2004, the Partnership entered into an agreement to sell the Children's World daycare center in Palatine, Illinois to an unrelated third party. Subsequent to March 31, 2004, the sale closed with the Partnership receiving net sale proceeds of approximately $1,287,000, which resulted in a net gain of approximately $828,000. At March 31, 2004 and December 31, 2003, the property was classified as Real Estate Held for Sale with a book value of $458,675.

     In February 2004, the Partnership entered into an agreement to sell the Cheddar's restaurant in Davenport, Iowa to an unrelated third party. Subsequent to March 31, 2004, the sale closed with the Partnership receiving net sale proceeds of approximately $2,508,000, which resulted in a net gain of approximately $1,456,000. At March 31, 2004 and December 31, 2003, the property was classified as Real Estate Held for Sale with a book value of $1,052,418.

     During the first three months of 2004 and 2003, the Partnership distributed $84,407 and $252,525 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $4.19 and $12.40 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the three months ended March 31:

                                                   2004         2003

     Rental Income                              $ 104,691    $ 192,511
     Property Management Expenses                    (265)      (2,055)
     Depreciation                                       0      (28,106)
     Gain on Disposal of Real Estate                2,485      498,822
                                                 ---------    ---------
          Income from Discontinued Operations   $ 106,911    $ 661,172
                                                 =========    =========

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

Results of Operations

        For the three months ended March 31, 2004 and 2003, the Partnership recognized rental income from continuing operations of $270,940 and $192,802, respectively. In 2004, rental income increased due to additional rent received from three property acquisitions in 2003 and rent increases on three properties.

        For the three months ended March 31, 2004 and 2003, the Partnership incurred Partnership administration expenses from affiliated parties of $50,387 and $63,476, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $15,300 and $9,888, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In July 2003, the lessee of the Razzoo's restaurant in Austin, Texas notified the Partnership that they are experiencing financial difficulty and may not be able to pay future rents. However, rents are current through May 31, 2004 and the Partnership holds a personal guarantee from the majority shareholder of the lessee for payment of all rents. The personal guarantee expires on June 27, 2004. Due to this notification, the Partnership is evaluating the lease and property value and has decided that it is premature to recognize an impairment loss at this time. It is reasonably possible that this decision may change in the future. At March 31, 2004, the book value of this property was $515,025.

        For the three months ended March 31, 2004 and 2003, the Partnership recognized interest income of $6,635 and $8,810, respectively.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations.
For the three months ended March 31, 2004, the Partnership recognized income from discontinued operations of $106,911, representing rental income less property management expenses of $104,426 and gain on disposal of real estate of $2,485. For the three months ended March 31, 2003, the Partnership recognized income from discontinued operations of $661,172, representing rental income less property management expenses and depreciation of $162,350 and gain on disposal of real estate of $498,822.

        During the first six months of 2003, the Partnership sold its 26.05% interest in the Champps Americana restaurant in Troy, Michigan, in eight separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,753,563, which resulted in a net gain of $602,200. The total cost and related accumulated depreciation of the interests sold was $1,289,135 and $137,772, respectively. For the three months ended March 31, 2003, the net gain was $498,822.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On December 23, 2003, the Partnership entered into an agreement to sell its 75% interest in the Jiffy Lube automotive center in Dallas, Texas, to an unrelated third party. In the fourth quarter of 2003, a charge to operations for real estate impairment of $60,454 was recognized, which was the difference between book value at December 31, 2003 of $300,454 and the estimated net sale proceeds of $240,000. The charge was recorded against the cost of the land and building. At December 31, 2003, the property was classified as Real Estate Held for Sale. On February 23, 2004, the sale closed with the Partnership receiving net sale proceeds of $242,485, which resulted in a net gain of $2,485. At the time of sale, the cost and related accumulated depreciation was $394,170 and $154,170, respectively.

       In January 2004, the Partnership entered into an agreement to sell the Children's World daycare center in Palatine, Illinois to an unrelated third party. Subsequent to March 31, 2004, the sale closed with the Partnership receiving net sale proceeds of approximately $1,287,000, which resulted in a net gain of approximately $828,000. At March 31, 2004 and December 31, 2003, the property was classified as Real Estate Held for Sale with a book value of $458,675.

         In February 2004, the Partnership entered into an agreement to sell the Cheddar's restaurant in Davenport, Iowa to an unrelated third party. Subsequent to March 31, 2004, the sale closed with the Partnership receiving net sale proceeds of approximately $2,508,000, which resulted in a net gain of approximately $1,456,000. At March 31, 2004 and December 31, 2003, the property was classified as Real Estate Held for Sale with a book value of $1,052,418.

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

Liquidity and Capital Resources

        During the three months ended March 31, 2004, the Partnership's cash balances decreased $121,505 as a result of distributions paid to the Partners in excess of cash generated from operating activities, which was partially offset by cash generated from the sale of property. During the three months ended March 31, 2003, the Partnership's cash balances increased $1,491,607 mainly as a result of cash generated from the sale of property.

        Net cash provided by operating activities decreased from $392,680 in 2003 to $330,287 in 2004 due to a decrease in total rental and interest income in 2004 and net timing differences in the collection of payments from lessees and the payment of expenses, which were partially offset by a decrease in Partnership administration and property management expenses in 2004.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2004 and 2003, the Partnership generated cash flow from the sale of real estate of $242,485 and $1,454,230, respectively. During the same periods, the Partnership expended $-0- and $9,937, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

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

       Subsequent to March 31, 2004, the Partnership purchased an Applebee's restaurant in Ashland, Ohio for approximately $1,924,000. The property is leased to Apple Ohio LLC under a Lease Agreement with a primary term of 20 years and annual rental payments of $149,066.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During the first three months of 2004 and 2003, the Partnership distributed $84,407 and $252,525 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $4.19 and $12.40 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

        For the three months ended March 31, 2004 and 2003, the Partnership declared distributions of $294,993 and $559,504, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $292,043 and $553,909 and the General Partners received distributions of $2,950 and $5,595 for the periods, respectively. In March and December 2003, the Partnership declared bonus distributions of $252,525 and $272,727, respectively, of net sale proceeds, which resulted in higher distributions in 2003 and a higher distributions payable at December 31, 2003.

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

       On January 1, 2004, nine Limited Partners redeemed a total of 174 Partnership Units for $119,665 in accordance with the Partnership Agreement. On January 1, 2003, seven Limited Partners redeemed a total of 46 Partnership Units for $37,961. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 246 Limited Partners redeemed 3,175.3 Partnership Units for $2,313,522. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $1,208 and $383 in 2004 and 2003, respectively.

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                           Description

    10.1 Assignment of Purchase Agreement dated April 22, 2004 between the Partnership and AEI Fund Management, Inc. relating to the Property at 2250 Claremont Avenue, Ashland, Ohio (incorporated by reference to Exhibit 10.1 of Form 8-K filed May 7, 2004).

    10.2 Assignment & Assumption of Lease dated April 30, 2004 between the Partnership and PRECO II CRIC LLC relating to the Property at 2250 Claremont Avenue, Ashland, Ohio (incorporated by reference to Exhibit 10.2 of Form 8-K filed May 7, 2004).

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

    32    Certification  of  Chief Executive  Officer  and  Chief
    Financial Officer of General Partner pursuant to Section  906 of the Sarbanes-Oxley Act of 2002.

       b. Reports filed on Form  8-K - None.



                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 11, 2004          AEI Real Estate Fund XVII
                              Limited Partnership
                              By:  AEI Fund Management XVII, Inc.
                              Its: Managing General Partner



                              By: /s/ Robert P Johnson
                                      Robert P. Johnson
                                      President
                                      (Principal Executive Officer)



                              By: /s/ Patrick W Keene
                                      Patrick W. Keene
                                      Chief Financial Officer
                                      (Principal Accounting Officer)