Form 10QSB
period 2004-06-30
AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
filed 2004-08-13
CIK 819577

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2004

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


                              INDEX




PART I.Financial Information

 Item 1. Balance Sheet as of June 30, 2004 and December 31, 2003

         Statements for the Periods ended June 30, 2004 and 2003:

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

         Signatures

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                          BALANCE SHEET
               JUNE 30, 2004 AND DECEMBER 31, 2003

                           (Unaudited)

                             ASSETS

                                                   2004           2003
CURRENT ASSETS:
  Cash and Cash Equivalents                    $ 4,657,083    $ 2,980,144

INVESTMENTS IN REAL ESTATE:
  Land                                           3,770,512      2,842,888
  Buildings and Equipment                        8,183,477      7,158,222
  Accumulated Depreciation                      (1,739,980)    (1,612,587)
                                                -----------    -----------
                                                10,214,009      8,388,523
  Real Estate Held for Sale                              0      1,751,093
                                                -----------    -----------
      Net Investments in Real Estate            10,214,009     10,139,616
                                                -----------    -----------
           Total  Assets                       $14,871,092    $13,119,760
                                                ===========    ===========

                LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $    18,522    $    21,170
  Distributions Payable                            781,087        554,512
  Unearned Rent                                     35,514          6,274
                                                -----------    -----------
      Total Current Liabilities                    835,123        581,956
                                                -----------    -----------
PARTNERS' CAPITAL:
  General Partners                                  31,182         16,201
  Limited Partners, $1,000 per Unit;
   30,000 Units authorized; 23,389 Units issued;
   19,696 and 19,942 Units outstanding in
   2004 and 2003, respectively                  14,004,787     12,521,603
                                                -----------    -----------
      Total Partners' Capital                   14,035,969     12,537,804
                                                -----------    -----------
       Total Liabilities and Partners' Capital $14,871,092    $13,119,760
                                                ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                Three Months Ended        Six Months Ended
                              6/30/04        6/30/03    6/30/04      6/30/03

RENTAL INCOME               $  291,173   $  202,165   $  562,113   $  394,967

EXPENSES:
   Partnership Administration -
    Affiliates                  48,178       34,567       98,565       98,582
   Partnership Administration
    and Property  Management -
    Unrelated Parties           16,313        7,855       31,613       17,744
   Depreciation                 66,545       37,118      127,393       74,236
                             ----------   ----------   ----------   ----------
       Total Expenses          131,036       79,540      257,571      190,562
                             ----------   ----------   ----------   ----------

OPERATING INCOME               160,137      122,625      304,542      204,405
OTHER INCOME:
   Interest Income              10,507       21,719       17,142       30,529
                             ----------   ----------   ----------   ----------
INCOME FROM CONTINUING
   OPERATIONS                  170,644      144,344      321,684      234,934

Income from Discontinued
  Operations                 2,338,341      498,486    2,445,252    1,160,198
                             ----------   ----------   ----------   ----------
NET INCOME                  $2,508,985   $  642,830   $2,766,936   $1,395,132
                             ==========   ==========   ==========   ==========
NET INCOME ALLOCATED:
   General Partners         $   25,089   $    6,428   $   27,669   $   13,951
   Limited Partners          2,483,896      636,402    2,739,267    1,381,181
                             ----------   ----------   ----------   ----------
                            $2,508,985   $  642,830   $2,766,936   $1,395,132
                             ==========   ==========   ==========   ==========
INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations    $     8.58   $     7.10   $    16.14   $    11.55
   Discontinued Operations      117.53        24.53       122.68        57.02
                             ----------   ----------   ----------   ----------
        Total               $   126.11   $    31.63   $   138.82   $    68.57
                             ==========   ==========   ==========   ==========
Weighted Average Units
  Outstanding                   19,696       20,119       19,732       20,143
                             ==========   ==========   ==========   ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
             FOR THE SIX-MONTH PERIODS ENDED JUNE 30

                           (Unaudited)

                                                     2004            2003
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net  Income                                  $ 2,766,936     $ 1,395,132

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                    127,393         123,668
     Gain on Sale of Real Estate                  (2,317,016)       (874,914)
     Increase in Receivables                               0         (10,982)
     Decrease in Payable to
        AEI Fund Management, Inc.                     (2,648)        (23,930)
     Increase in Unearned Rent                        29,240          37,059
                                                  -----------     -----------
            Total  Adjustments                    (2,163,031)       (749,099)
                                                  -----------     -----------
        Net Cash Provided By
           Operating Activities                      603,905         646,033
                                                  -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                     (1,952,879)       (946,908)
   Proceeds from Sale of Real Estate               4,068,109       2,536,108
                                                  -----------     -----------
       Net Cash Provided By
          Investing Activities                     2,115,230       1,589,200
                                                  -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions  Payable     226,575          (4,219)
   Distributions to Partners                      (1,095,041)       (862,053)
   Redemption Payments                              (173,730)        (78,386)
                                                  -----------     -----------
        Net Cash Used For
          Financing  Activities                   (1,042,196)       (944,658)
                                                  -----------     -----------
NET INCREASE IN CASH
   AND CASH EQUIVALENTS                            1,676,939       1,290,575

CASH AND CASH EQUIVALENTS, beginning of period     2,980,144       3,332,053
                                                  -----------     -----------
CASH AND CASH EQUIVALENTS, end of period         $ 4,657,083     $ 4,622,628
                                                  ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                                   Limited
                                                                 Partnership
                             General      Limited                   Units
                             Partners     Partners      Total    Outstanding


BALANCE, December 31, 2002 $  9,316   $11,892,631   $11,901,947    20,213.40

  Distributions              (8,621)     (853,432)     (862,053)

  Redemption Payments         (784)       (77,602)      (78,386)      (94.90)

  Net Income                 13,951     1,381,181     1,395,132
                            --------   -----------   -----------  -----------
BALANCE, June 30, 2003     $ 13,862   $12,342,778   $12,356,640    20,118.50
                            ========   ===========   ===========  ===========


BALANCE, December 31, 2003 $ 16,201   $12,521,603   $12,537,804    19,941.50

  Distributions             (10,951)   (1,084,090)   (1,095,041)

  Redemption Payments        (1,737)     (171,993)     (173,730)     (246.00)

  Net Income                 27,669     2,739,267     2,766,936
                            --------   -----------   -----------  -----------
BALANCE, June 30, 2004     $ 31,182   $14,004,787   $14,035,969    19,695.50
                            ========   ===========   ===========  ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2004

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

     On April 30, 2004, the Partnership purchased an Applebee's restaurant in Ashland, Ohio for $1,952,879. The property is leased to Apple Ohio LLC under a Lease Agreement with a primary term of 20 years and annual rental payments of $149,066.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(4)  Investments in Real Estate - (Continued)

     In July 2003, the lessee of the Razzoo's restaurant in Austin, Texas notified the Partnership that they are experiencing financial difficulty and may not be able to pay future rents. However, rents are current. Due to this notification, the Partnership is evaluating the lease and property value and has decided that it is premature to recognize an impairment loss at this time. It is reasonably possible that this decision may change in the future. The Partnership held a personal guarantee, which expired on June 27, 2004, from the majority shareholder of the lessee for payment of all rents. At June 30, 2004, the book value of this property was $512,276.

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

     In January 2004, the Partnership entered into an agreement to sell the Children's World daycare center in Palatine, Illinois to an unrelated third party. On April 20, 2004, the sale closed with the Partnership receiving net sale proceeds of $1,298,032, which resulted in a net gain of $839,357. At December 31, 2003, the property was classified as Real Estate Held for Sale with a book value of $458,675.

     In February 2004, the Partnership entered into an agreement to sell the Cheddar's restaurant in Davenport, Iowa to an unrelated third party. On April 27, 2004, the sale closed with the Partnership receiving net sale proceeds of $2,527,592, which resulted in a net gain of $1,475,174. At December 31, 2003, the property was classified as Real Estate Held for Sale with a book value of $1,052,418.

     During the first six months of 2004 and 2003, the Partnership distributed $676,312 and $286,006 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $33.99 and $14.05 per Limited Partnership Unit, respectively.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended June 30:

                                Three Months Ended       Six Months Ended
                              6/30/04       6/30/03    6/30/04      6/30/03

Rental Income               $   24,872   $  149,774   $  129,563   $  342,285
Property Management Expenses    (1,062)      (6,054)      (1,327)      (7,569)
Depreciation                         0      (21,326)           0      (49,432)
Gain on Disposal of Real
  Estate                     2,314,531      376,092    2,317,016      874,914
                             ---------    ----------   ----------   ----------
   Income from Discontinued
     Operations             $2,338,341   $  498,486   $2,445,252   $1,160,198
                             =========    ==========   ==========   ==========

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Results of Operations

        For the six months ended June 30, 2004 and 2003, the Partnership recognized rental income from continuing operations of $562,113 and $394,967, respectively. In 2004, rental income increased due to additional rent received from four property acquisitions in 2003 and 2004 and rent increases on three properties.

        For  the  six  months ended June 30, 2004 and  2003,  the
Partnership incurred Partnership administration expenses from affiliated parties of $98,565 and $98,582, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $31,613 and $17,744, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The increase in these expenses in 2004, when compared to 2003, is mainly the result of expenses incurred related to the Razzoo's situation discussed below.

        In July 2003, the lessee of the Razzoo's restaurant in Austin, Texas notified the Partnership that they are experiencing financial difficulty and may not be able to pay future rents. However, rents are current. Due to this notification, the Partnership is evaluating the lease and property value and has decided that it is premature to recognize an impairment loss at this time. It is reasonably possible that this decision may change in the future. The Partnership held a personal guarantee, which expired on June 27, 2004, from the majority shareholder of the lessee for payment of all rents. At June 30, 2004, the book value of this property was $512,276.

        For the six months ended June 30, 2004 and 2003, the Partnership recognized interest income of $17,142 and $30,529, respectively. In 2004, interest income decreased mainly due to the Partnership receiving interest from constructions advances in 2003.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the six months ended June 30, 2004, the Partnership recognized income from discontinued operations of $2,445,252, representing rental income less property management expenses of $128,236 and gain on disposal of real estate of $2,317,016. For the six months ended June 30, 2003, the Partnership recognized income from discontinued operations of $1,160,198, representing rental income less property management expenses and depreciation of $285,284 and gain on disposal of real estate of $874,914.

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

       In January 2004, the Partnership entered into an agreement to sell the Children's World daycare center in Palatine, Illinois to an unrelated third party. On April 20, 2004, the sale closed with the Partnership receiving net sale proceeds of $1,298,032, which resulted in a net gain of $839,357. At December 31, 2003, the property was classified as Real Estate Held for Sale with a book value of $458,675.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

         In February 2004, the Partnership entered into an agreement to sell the Cheddar's restaurant in Davenport, Iowa to an unrelated third party. On April 27, 2004, the sale closed with the Partnership receiving net sale proceeds of $2,527,592, which resulted in a net gain of $1,475,174. At December 31, 2003, the property was classified as Real Estate Held for Sale with a book value of $1,052,418.

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

Liquidity and Capital Resources

         During the six months ended June 30, 2004, the Partnership's cash balances increased $1,676,939 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities. During the six months ended June 30, 2003, the Partnership's cash balances increased $1,290,575 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities.

        Net cash provided by operating activities decreased from $646,033 in 2003 to $603,905 in 2004 due to a decrease in total rental and interest income in 2004 and an increase in Partnership administration and property management expenses in 2004, which were partially offset by net timing differences in the collection of payments from lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2004 and 2003, the Partnership generated cash flow from the sale of real estate of $4,068,109 and $2,536,108, respectively. During the same periods, the Partnership expended $1,952,879 and $946,908, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

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

       On April 30, 2004, the Partnership purchased an Applebee's
restaurant  in  Ashland, Ohio for $1,952,879.   The  property  is
leased to Apple Ohio LLC under a Lease Agreement with a primary term of 20 years and annual rental payments of $149,066.

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

        For the six months ended June 30, 2004 and 2003, the Partnership declared distributions of $1,095,041 and $862,053, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $1,084,090 and $853,432 and the General Partners received distributions of $10,951 and $8,621 for the periods, respectively. In March and December 2003, the Partnership declared bonus distributions of $252,525 and $272,727, respectively, of net sale proceeds. In June 2004, the Partnership declared a bonus distribution of $505,051 of net sale proceeds, which resulted in higher distributions in 2004 and a higher distributions payable at June 30, 2004.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During the first six months of 2004 and 2003, the Partnership distributed $676,312 and $286,006 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $33.99 and $14.05 per Limited Partnership Unit, respectively.

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

        During the first six months of 2004, 17 Limited Partners redeemed a total of 246 Partnership Units for $171,993 in accordance with the Partnership Agreement. During the first six months of 2003, 12 Limited Partners redeemed a total of 94.9 Partnership Units for $77,602. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 246 Limited Partners redeemed 3,175.3 Partnership Units for $2,313,522. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $1,737 and $784 in 2004 and 2003, respectively.

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

    32    Certification  of  Chief Executive  Officer  and  Chief
    Financial Officer of General Partner pursuant to Section  906 of the Sarbanes-Oxley Act of 2002.

       b. Reports filed on Form  8-K - During  the quarter  ended
                                       June   30,    2004,    the
                                       Partnership filed  a  Form
                                       8-K dated  May  4,   2004,
                                       reporting  the disposition
                                       of  the  Children's  World
                                       daycare center in Palatine,
                                       Illinois    and        the
                                       disposition    of      the
                                       Cheddar's  restaurant   in
                                       Davenport, Iowa.

                                       During  the  quarter ended
                                       June    30,    2004,   the
                                       Partnership  filed a  Form
                                       8-K  dated  May  7,  2004,
                                       reporting the  acquisition
                                       of an Applebee's restaurant
                                       in Ashland, Ohio.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 10, 2004       AEI Real Estate Fund XVII
                              Limited Partnership
                              By:  AEI Fund Management XVII, Inc.
                              Its: Managing General Partner



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