Form 10QSB
period 2004-09-30
AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
filed 2004-11-12
CIK 819577

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2004

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


                              INDEX




PART I.Financial Information

 Item 1. Balance Sheet as of September 30, 2004 and December 31, 2003

          Statements for the Periods ended September 30, 2004 and 2003:

           Income

           Cash Flows

           Changes in Partners' Capital

          Notes to Financial Statements

 Item 2. Management's Discussion and Analysis

 Item 3. Controls and Procedures

PART II.Other Information

 Item 1. Legal Proceedings

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                          BALANCE SHEET
            SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

                           (Unaudited)

                             ASSETS

                                                    2004            2003
CURRENT ASSETS:
  Cash and Cash Equivalents                     $ 2,160,410     $ 2,980,144

INVESTMENTS IN REAL ESTATE:
  Land                                            2,485,095       2,842,888
  Buildings and Equipment                         6,210,497       7,158,222
  Accumulated Depreciation                       (1,281,021)     (1,612,587)
                                                 -----------     -----------
                                                  7,414,571       8,388,523
  Real Estate Held for Sale                       1,940,798       1,751,093
                                                 -----------     -----------
      Net Investments in Real Estate              9,355,369      10,139,616
                                                 -----------     -----------
           Total  Assets                        $11,515,779     $13,119,760
                                                 ===========     ===========

                           LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    30,171     $    21,170
  Distributions Payable                             207,269         554,512
  Unearned Rent                                           0           6,274
                                                 -----------     -----------
      Total Current Liabilities                     237,440         581,956
                                                 -----------     -----------
PARTNERS' CAPITAL:
  General Partners                                   31,288          16,201
  Limited Partners, $1,000 per Unit;
   30,000 Units authorized; 23,389 Units issued;
   19,663 and 19,942 Units outstanding in
   2004 and 2003, respectively                   11,247,051      12,521,603
                                                 -----------     -----------
      Total Partners' Capital                    11,278,339      12,537,804
                                                 -----------     -----------
       Total Liabilities and Partners' Capital  $11,515,779     $13,119,760
                                                 ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                               Three Months Ended        Nine Months Ended
                            9/30/04        9/30/03    9/30/04       9/30/03

RENTAL INCOME            $   220,389   $   162,534  $   665,505  $   467,438

EXPENSES:
   Partnership Administration -
    Affiliates                42,854        55,232      141,419      153,814
   Partnership Administration
    and Property Management -
    Unrelated Parties         10,538         3,102       40,341       19,550
   Depreciation               53,622        31,916      160,865       91,698
                          -----------   -----------  -----------  -----------
      Total Expenses         107,014        90,250      342,625      265,062
                          -----------   -----------  -----------  -----------

OPERATING INCOME             113,375        72,284      322,880      202,376
OTHER INCOME:
   Interest Income             4,813        23,145       21,955       53,674
                          -----------   -----------  -----------  -----------
INCOME FROM CONTINUING
   OPERATIONS                118,188        95,429      344,835      256,050

Income from
  Discontinued Operations    906,300       899,906    3,446,589    2,134,417
                          -----------   -----------  -----------  -----------
NET INCOME               $ 1,024,488   $   995,335  $ 3,791,424  $ 2,390,467
                          ===========   ===========  ===========  ===========
NET INCOME ALLOCATED:
   General Partners      $    37,927   $     9,954  $    65,596  $    23,905
   Limited Partners          986,561       985,381    3,725,828    2,366,562
                          -----------   -----------  -----------  -----------
                         $ 1,024,488   $   995,335  $ 3,791,424  $ 2,390,467
                          ===========   ===========  ===========  ===========
INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations $      5.95   $      4.73  $     17.32  $     12.62
   Discontinued Operations     44.22         44.63       171.72       105.22
                          -----------   -----------  -----------  -----------
        Total            $     50.17   $     49.36  $    189.04  $    117.84
                          ===========   ===========  ===========  ===========
Weighted Average
   Units Outstanding          19,663        19,962       19,709       20,082
                          ===========   ===========  ===========  ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                      2004            2003
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                     $ 3,791,424     $ 2,390,467

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                     196,802         178,903
     Gain on Sale of Real Estate                   (3,156,803)     (1,621,210)
     Decrease in Receivables                                0           9,982
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                       9,001         (31,509)
     Increase (Decrease) in Unearned Rent              (6,274)          8,779
                                                   -----------     -----------
            Total  Adjustments                     (2,957,274)     (1,455,055)
                                                   -----------     -----------
        Net Cash Provided By
           Operating Activities                       834,150         935,412
                                                   -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                      (1,955,054)     (1,028,421)
   Proceeds from Sale of Real Estate                5,699,302       3,869,253
                                                   -----------     ------------
       Net Cash Provided By
          Investing Activities                      3,744,248       2,840,832
                                                   -----------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                 (347,243)         (4,431)
   Distributions to  Partners                      (4,851,690)     (1,164,013)
   Redemption Payments                               (199,199)       (206,118)
                                                   -----------     -----------
        Net Cash Used For
          Financing  Activities                    (5,398,132)     (1,374,562)
                                                   -----------     -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                              (819,734)      2,401,682

CASH AND CASH EQUIVALENTS, beginning of period      2,980,144       3,332,053
                                                   -----------     -----------
CASH AND CASH EQUIVALENTS, end of period          $ 2,160,410     $ 5,733,735
                                                   ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                                                    Limited
                                                                  Partnership
                             General      Limited                    Units
                             Partners     Partners      Total     Outstanding


BALANCE, December 31, 2002  $  9,316   $11,892,631   $11,901,947    20,213.40

  Distributions              (11,640)   (1,152,373)   (1,164,013)

  Redemption Payments         (2,061)     (204,057)     (206,118)     (251.90)

  Net Income                  23,905     2,366,562     2,390,467
                             --------   -----------   -----------  -----------
BALANCE, September 30, 2003 $ 19,520   $12,902,763   $12,922,283    19,961.50
                             ========   ===========   ===========  ===========


BALANCE, December 31, 2003  $ 16,201   $12,521,603   $12,537,804    19,941.50

  Distributions              (48,517)   (4,803,173)   (4,851,690)

  Redemption Payments         (1,992)     (197,207)     (199,199)     (278.50)

  Net Income                  65,596     3,725,828     3,791,424
                             --------   -----------   -----------  -----------
BALANCE, September 30, 2004 $ 31,288   $11,247,051   $11,278,339    19,663.00
                             ========   ===========   ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2004

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

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(4)  Investments in Real Estate - (Continued)

     In July 2003, the lessee of the Razzoo's restaurant in Austin, Texas notified the Partnership that they were experiencing financial difficulty stemming from lower than expected sales and might not be able to pay future rents.
     However, rents are current. Subsequent to September 30, 2004, the Partnership and lessee entered into an agreement to amend the Lease to provide the lessee with options to purchase the property and terminate the Lease. Under the purchase option, which expires October 31, 2006, the lessee can elect to purchase the Partnership's interest in the property for $442,000. Under the termination option, the lessee can elect to terminate the Lease by providing no less than six months prior written notice and paying a termination payment equal to one year's rent. The lease cannot be terminated prior to October 31, 2006. As part of this agreement, the Partnership received a personal guarantee from the majority shareholder of the lessee for payment of the rent through October 31, 2006. In addition, the Partnership was reimbursed for certain expenses related to legal action it pursued in connection with this situation, which expenses will be recognized in the fourth quarter of 2004.

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

     In September 2004, the Partnership entered into an agreement to sell the Children's World daycare center in Chino, California to an unrelated third party. On September 30,
     2004, the sale closed with the Partnership receiving net sale proceeds of $1,631,193, which resulted in a net gain of $839,787. At the time of sale, the cost and related accumulated depreciation was $1,305,518 and $514,112, respectively.

     On April 30, 2004, the Partnership purchased an Applebee's restaurant in Ashland, Ohio for $1,955,054. The property is leased to Apple Ohio LLC under a Lease Agreement with a primary term of 20 years and annual rental payments of $149,066.

     Subsequent to September 30, 2004, the Partnership entered into an agreement to sell the Applebee's restaurant in Ashland, Ohio to an unrelated third party. The sale closed with the Partnership receiving net sale proceeds of approximately $2,307,000, which resulted in a net gain of approximately $366,000. At September 30, 2004, the property was classified as Real Estate Held for Sale with a book value of $1,940,798.

     During the first nine months of 2004 and 2003, the Partnership distributed $4,211,668 and $411,424 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $211.99 and $20.27 per Limited Partnership Unit, respectively.


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended September 30:

                                Three Months Ended       Nine Months Ended
                              9/30/04       9/30/03    9/30/04      9/30/03

Rental Income                $  82,831   $ 170,210   $  329,391   $  602,558
Property Management Expenses      (531)      6,719       (3,668)      (2,146)
Depreciation                   (15,787)    (23,319)     (35,937)     (87,205)
Gain on Disposal
  of Real Estate               839,787     746,296    3,156,803    1,621,210
                              ---------   ----------  ----------   ----------
   Income from
     Discontinued Operations $ 906,300   $ 899,906   $3,446,589   $2,134,417
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

Results of Operations

       For the nine months ended September 30, 2004 and 2003, the Partnership recognized rental income from continuing operations of $665,505 and $467,438, respectively. In 2004, rental income increased due to additional rent received from three property acquisitions in 2003 and 2004 and rent increases on two properties.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

       For the nine months ended September 30, 2004 and 2003, the Partnership incurred Partnership administration expenses from affiliated parties of $141,419 and $153,814, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $40,341 and $19,550, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The increase in these expenses in 2004, when compared to 2003, is mainly the result of expenses incurred related to the Razzoo's situation discussed below.

        In July 2003, the lessee of the Razzoo's restaurant in Austin, Texas notified the Partnership that they were experiencing financial difficulty stemming from lower than expected sales and might not be able to pay future rents. However, rents are current. Subsequent to September 30, 2004, the Partnership and lessee entered into an agreement to amend the Lease to provide the lessee with options to purchase the property and terminate the Lease. Under the purchase option, which expires October 31, 2006, the lessee can elect to purchase the Partnership's interest in the property for $442,000. Under the termination option, the lessee can elect to terminate the Lease by providing no less than six months prior written notice and paying a termination payment equal to one year's rent. The lease cannot be terminated prior to October 31, 2006. As part of this agreement, the Partnership received a personal guarantee from the majority shareholder of the lessee for payment of the rent through October 31, 2006. In addition, the Partnership was reimbursed for certain expenses related to legal action it pursued in connection with this situation, which expenses will be recognized in the fourth quarter of 2004.

       For the nine months ended September 30, 2004 and 2003, the Partnership recognized interest income of $21,955 and $53,674, respectively. In 2004, interest income decreased due to the Partnership receiving interest from constructions advances in 2003 and having less money invested in a money market account due to property acquisitions.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations.
For the nine months ended September 30, 2004, the Partnership recognized income from discontinued operations of $3,446,589, representing rental income less property management expenses of $289,786 and gain on disposal of real estate of $3,156,803. For the nine months ended September 30, 2003, the Partnership recognized income from discontinued operations of $2,134,417, representing rental income less property management expenses and depreciation of $513,207 and gain on disposal of real estate of $1,621,210.

        During the first six months of 2003, the Partnership sold its 26.05% interest in the Champps Americana restaurant in Troy, Michigan, in eight separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,753,563, which resulted in a net gain of $602,200. The total cost and related accumulated depreciation of the interests sold was $1,289,135 and $137,772, respectively.
ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

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

        In September 2004, the Partnership entered into an agreement to sell the Children's World daycare center in Chino, California to an unrelated third party. On September 30, 2004, the sale closed with the Partnership receiving net sale proceeds of $1,631,193, which resulted in a net gain of $839,787. At the time of sale, the cost and related accumulated depreciation was $1,305,518 and $514,112, respectively.

        Subsequent to September 30, 2004, the Partnership entered into an agreement to sell the Applebee's restaurant in Ashland,
Ohio to an unrelated third party. The sale closed with the Partnership receiving net sale proceeds of approximately
$2,307,000, which resulted in a net gain of approximately $366,000. At September 30, 2004, the property was classified as Real Estate Held for Sale with a book value of $1,940,798.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

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

Liquidity and Capital Resources

        During the nine months ended September 30, 2004, the Partnership's cash balances decreased $819,734 as a result of cash used to purchase property and cash distributions of net sale proceeds paid to the Partners, which were partially offset by cash generated from the sale of property. During the nine months ended September 30, 2003, the Partnership's cash balances increased $2,401,682 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities.

        Net cash provided by operating activities decreased from $935,412 in 2003 to $834,150 in 2004 due to a decrease in total rental and interest income in 2004 and an increase in Partnership administration and property management expenses in 2004, which were partially offset by net timing differences in the collection of payments from lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2004 and 2003, the Partnership generated cash flow from the sale of real estate of $5,699,302 and $3,869,253, respectively. During the same periods, the Partnership expended $1,955,054 and $1,028,421, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

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

       On April 30, 2004, the Partnership purchased an Applebee's
restaurant  in  Ashland, Ohio for $1,955,054.   The  property  is
leased to Apple Ohio LLC under a Lease Agreement with a primary term of 20 years and annual rental payments of $149,066.

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

       For the nine months ended September 30, 2004 and 2003, the Partnership declared distributions of $4,851,690 and $1,164,013, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $4,803,173 and $1,152,373 and the General Partners received distributions of $48,517 and $11,640 for the periods, respectively. In March and December 2003, the
Partnership declared bonus distributions of $252,525 and $272,727, respectively, of net sale proceeds. In June and August 2004, the Partnership declared bonus distributions of $505,051 and $3,535,355, respectively, of net sale proceeds, which resulted in higher distributions in 2004.

        During the first nine months of 2004 and 2003, the Partnership distributed $4,211,668 and $411,424 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $211.99 and $20.27 per Limited Partnership Unit, respectively.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

        During the first nine months of 2004, 26 Limited Partners redeemed a total of 278.5 Partnership Units for $197,207 in accordance with the Partnership Agreement. During the first nine months of 2003, 23 Limited Partners redeemed a total of 251.9 Partnership Units for $204,057. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 246 Limited Partners redeemed 3,175.3 Partnership Units for $2,313,522. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $1,992 and $2,061 in 2004 and 2003, respectively.

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

ITEM  2.UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF
        PROCEEDS

        (a) During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

       (b) Not applicable.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM  2.UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF
        PROCEEDS
      (Continued)

        (c) Pursuant to Section 7.7 of the Partnership Agreement, as amended, each Limited Partner has the right to present Units to the Partnership for purchase by submitting notice to the Managing General Partner. The purchase price of the Units is equal to 90% of the net asset value of the Units as determined by the Managing General Partner in accordance with the provisions of the Partnership Agreement. Units tendered to the Partnership are redeemed at the purchase price established for the quarter in which the Partnership received a notice at least 60 days prior to the repurchase dates of January 1st, April 1st, July 1st and October 1st subject to the following limitations. The Partnership is not obligated to purchase in any year more than 5% of the number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

      Small Business Issuer Purchases of Equity Securities


                                      Total Number of Units Maximum Number of
              Total Number   Average  Purchased as Part of  Units that May Yet
               of Units    Price Paid Publicly Announced    Be Purchased Under
Period         Purchased    per Unit  Plans or Programs     the   Plans     or
                                                            Programs

7/1/04 to 7/31/04  32.5      $775.82      3,725.70(1)                (2)

8/1/04 to 8/31/04   --          --            --                      --

9/1/04 to 9/30/04   --          --            --                      --

  (1) The Partnership's repurchase plan is mandated by the Partnership Agreement as included in the prospectus related to the original offering of the Units.
  (2) The Partnership Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS

    10.1 Purchase Agreement dated October 7, 2004 between the Partnership and Gerald N. Becker and Mary K. Becker relating to the Property at 2250 Claremont Avenue, Ashland, Ohio (incorporated by reference to Exhibit 10.1 of Form 8-K filed October 25, 2004).

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


Dated:  November 10, 2004     AEI Real Estate Fund XVII
                              Limited Partnership
                              By:  AEI Fund Management XVII, Inc.
                              Its: Managing General Partner



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