Form 10KSB
period 2004-12-31
AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
filed 2005-03-30
CIK 819577

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             of The Securities Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes [X]    No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for the year ended December 31, 2004 were $438,697.

As of February 28, 2005, there were 19,583.40 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $19,583,400.

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

Property Activity

        On April 27, 2001, the Partnership purchased a 28% interest in a parcel of land in Utica, Michigan for $338,380. The Partnership obtained title to the land in the form of an undivided fee simple interest in the 28% interest purchased. The land is leased to Champps Entertainment, Inc. (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $30,454. Effective October 23, 2001, the annual rent was increased to $36,376. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to Champps for the construction of a Champps Americana restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. Initially, the Partnership charged interest on the advances at a rate of 9.0%. Effective October 23, 2001, the interest rate was increased to 10.75%. On February 12, 2002, after the development was completed, the Lease Agreement was amended to require annual rental payments of $105,350. The Partnership's share of the total acquisition costs, including the cost of the land, was $961,647. The remaining interests in the property were purchased by AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Net Lease Income & Growth Fund XX Limited Partnership, affiliates of the Partnership.

        On December 30, 2004, the Partnership sold 6.6977% of the Champps Americana restaurant in Utica, Michigan to an unrelated third party. The Partnership received net sale proceeds of $411,252, which resulted in a net gain of $195,974. The cost and related accumulated depreciation of the interest sold was $230,029 and $14,751, respectively.

        Subsequent to December 31, 2004, the Partnership sold an additional 16.8372% of the Champps Americana restaurant, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of approximately
$1,035,000, which resulted in a net gain of approximately $494,000. The cost and related accumulated depreciation of the interests sold was $578,266 and $37,083, respectively. The Partnership is attempting to sell its remaining 4.4651% interest in the property. At December 31, 2004, the property was classified as Real Estate Held for Sale with a book value of $684,700.



ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

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



ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

        Subsequent to December 31, 2004, the Partnership sold 22.6510% of the Johnny Carino's restaurant in Mansfield, Texas, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of approximately $667,000, which resulted in a net gain of approximately $216,000. The cost and related accumulated depreciation of the interests sold was $466,105 and $14,687, respectively. The Partnership is attempting to sell its remaining 27.3490% interest in the property. At December 31, 2004, the property was classified as Real Estate Held for Sale with a book value of $996,466.

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

        Subsequent to December 31, 2004, the Partnership sold 43.4827% of the Eckerd drug store, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of approximately $1,679,000, which resulted in a net gain of approximately $340,000. The cost and related accumulated depreciation of the interests sold was $1,379,430 and $40,348, respectively. The Partnership is attempting to sell its remaining 6.5173% interest in the property. At December 31, 2004, the property was classified as Real Estate Held for Sale with a book value of $1,539,787.

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

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

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

       On April 30, 2004, the Partnership purchased an Applebee's
restaurant  in  Ashland, Ohio for $1,959,272.   The  property  is
leased to Apple Ohio LLC under a Lease Agreement with a primary term of 20 years and annual rental payments of $149,066.

        On October 19, 2004, the Partnership sold the Applebee's restaurant in Ashland, Ohio to an unrelated third party. The Partnership received net sale proceeds of $2,290,043, which resulted in a net gain of $345,057. At the time of sale, the cost and related accumulated depreciation was $1,959,272 and $14,286, respectively.

        Subsequent to December 31, 2004, the Partnership sold 44.3697% of the Children's World daycare center in St. Louis, Missouri, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of approximately $686,000, which resulted in a net gain of approximately $447,000. The cost and related accumulated depreciation of the interests sold was $421,790 and $182,393, respectively. The Partnership is attempting to sell its remaining 55.6303% interest in the property. At December 31, 2004, the property was classified as Real Estate Held for Sale with a book value of $539,551

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

        In July 2003, the lessee of the Razzoo's restaurant in Austin, Texas notified the Partnership that it was experiencing financial difficulty stemming from lower than expected sales and that it might not be able to pay future rents. However, rents are current. In November 2004, the Partnership and the lessee entered into an agreement to amend the Lease to provide the lessee with options to purchase the property and terminate the Lease. Under the purchase option, which expires October 31, 2006, the lessee can elect to purchase the Partnership's interest in the property for $442,000. Under the termination option, the lessee can elect to terminate the Lease by providing no less than six months prior written notice and paying a termination payment equal to one year's rent. The lease cannot be terminated prior to October 31, 2006. As part of this agreement, the Partnership received a personal guarantee from the majority shareholder of the lessee for payment of the rent through October 31, 2006. In addition, the Partnership was reimbursed for certain expenses it incurred related to legal action it pursued in connection with this situation.

Major Tenants

        During 2004, four tenants each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 73% of total rental revenue in 2004. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of total rental revenue in 2005 and future years. However, the tenant of the Eckerd drug store will not continue to contribute more than ten percent of rental revenue in 2005 and future years as it is likely the property will be sold in 2005. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2004.

                            Total Property                   Annual   Annual
                  Purchase   Acquisition                      Lease   Rent Per
Property            Date       Costs         Lessee          Payment  Sq. Ft.

Children's World                            Knowledge
Daycare Center                               Learning
 St. Louis, MO   9/29/89     $  950,627   Enterprises, Inc.  $111,000  $15.18

Children's World                            Knowledge
Daycare Center                               Learning
 Merrimack, NH   9/29/89     $1,159,242   Enterprises, Inc.  $130,860  $20.33

Timber Lodge
 Steakhouse Restaurant
 St. Cloud, MN                            Timber Lodge
 (1.9949%)      11/18/97     $   31,970  Steakhouse, Inc.    $  3,744  $26.88


ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

                            Total Property                   Annual   Annual
                  Purchase   Acquisition                      Lease   Rent Per
Property            Date       Costs         Lessee          Payment  Sq. Ft.

Timber Lodge
 Steakhouse Restaurant
 Rochester, MN                            Timber Lodge
 (65.5178%)       9/3/98     $1,251,894  Steakhouse, Inc.    $142,963  $31.26

Razzoo's Restaurant
 Austin, TX
 (17%)           6/27/01     $  545,266  Razzoo's, Inc.      $ 55,155  $33.11

Champps
 Americana Restaurant                      Champps
 Utica, MI                                Operating
 (21.3023%)      4/27/01     $  731,618  Corporation         $ 80,150  $43.83

Johnny Carino's
 Restaurant
 Mansfield, TX                           Kona Restaurant
 (50%)            9/3/03     $1,028,885    Group, Inc.       $104,282  $32.25

Johnny Carino's
 Restaurant
 Longview, TX                            Kona Restaurant
 (50%)           11/5/03     $1,179,878    Group, Inc.       $106,808  $35.00

Eckerd Drug Store
 Cicero, NY                                  Eckerd
 (50%)          11/21/03     $1,586,183    Corporation       $126,257  $17.12

        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership and/or unrelated third parties. The remaining interests in the Razzoo's restaurant are owned by AEI Real Estate Fund XV Limited
Partnership,  AEI  Net  Lease Income & Growth  Fund  XIX  Limited
Partnership and AEI Income & Growth Fund XXII Limited Partnership. The remaining interests in the Champps Americana restaurant in Utica, Michigan are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership and an unrelated third party. The remaining interest in the Johnny Carino's restaurant in Mansfield, Texas is owned by AEI Real Estate Fund XVIII Limited Partnership. The remaining interest in the Johnny Carino's restaurant in Longview, Texas is owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership. The remaining interest in the Eckerd drug store is owned by AEI Net Lease Income & Growth Fund XX Limited Partnership. The remaining interests in the Timber Lodge Steakhouse restaurants are owned by unrelated third parties.

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

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

       The initial Lease terms are 20 years except for the Johnny Carino's restaurants, which have Lease terms of 17 years, the Razzoo's restaurant, which has a Lease term of 15 years, and the Children's World daycare centers, which have Leases that were extended during 2004 to expire on November 30, 2007 and January 31, 2014. Most of the Leases have renewal options which may extend the Lease term an additional 10 to 20 years.

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

        During the last five years or since the date of purchase, if purchased after December 31, 1999, all properties listed above were 100% occupied.

ITEM 3. LEGAL PROCEEDINGS.

       None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
       AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

        (a) As of December 31, 2004, there were 1,757 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

       Cash distributions of $91,271 and $17,387 were made to the General Partners and $9,035,862 and $1,721,307 were made to the Limited Partners in 2004 and 2003, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed $8,190,242 and $677,309 of proceeds from property sales in 2004 and 2003, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

       (b) Not applicable.

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

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
       AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

      Small Business Issuer Purchases of Equity Securities

                                           Total Number of Units  Maximum Number
                   Total Number  Average   Purchased as Part of   of Units that May Yet
                    of Units    Price Paid Publicly Announced     Be Purchased Under
Period              Purchased   per Unit   Plans or Programs      the Plans or Programs

10/1/04 to 10/31/04     37       $619.56      3,762.70(1)              (2)

11/1/04 to 11/30/04     --          --           --                     --

12/1/04 to 12/31/04     --          --           --                     --

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

Results of Operations

        For the years ended December 31, 2004 and 2003, the Partnership recognized rental income from continuing operations of $438,697 and $373,248, respectively. In 2004, rental income increased due to additional rent received from one property acquisition in 2003 included in continuing operations and rent increases on two properties.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the years ended December 31, 2004 and 2003, the Partnership incurred Partnership administration expenses from affiliated parties of $171,908 and $198,996, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $20,236 and $12,864, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        In July 2003, the lessee of the Razzoo's restaurant in Austin, Texas notified the Partnership that it was experiencing financial difficulty stemming from lower than expected sales and that it might not be able to pay future rents. However, rents are current. In November 2004, the Partnership and the lessee entered into an agreement to amend the Lease to provide the lessee with options to purchase the property and terminate the Lease. Under the purchase option, which expires October 31, 2006, the lessee can elect to purchase the Partnership's interest in the property for $442,000. Under the termination option, the lessee can elect to terminate the Lease by providing no less than six months prior written notice and paying a termination payment equal to one year's rent. The lease cannot be terminated prior to October 31, 2006. As part of this agreement, the Partnership received a personal guarantee from the majority shareholder of the lessee for payment of the rent through October 31, 2006. In addition, the Partnership was reimbursed for certain expenses it incurred related to legal action it pursued in connection with this situation.

        For the years ended December 31, 2004 and 2003, the Partnership recognized interest income of $39,093 and $64,282, respectively. In 2004, interest income decreased due to the Partnership receiving interest from constructions advances in 2003 and having less money invested in a money market account due to property acquisitions.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the year ended December 31, 2004, the Partnership recognized income from discontinued operations of $4,327,798, representing rental income less property management expenses and depreciation of $629,964 and gain on disposal of real estate of $3,697,834. For the year ended December 31, 2003, the Partnership recognized income from discontinued operations of $2,449,712, representing rental income less property management expenses and depreciation of $888,956 and gain on disposal of real estate of $1,621,210, which were partially offset by a real estate impairment loss of $60,454.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        On October 19, 2004, the Partnership sold the Applebee's restaurant in Ashland, Ohio to an unrelated third party. The Partnership received net sale proceeds of $2,290,043, which resulted in a net gain of $345,057. At the time of sale, the cost and related accumulated depreciation was $1,959,272 and $14,286, respectively.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On December 30, 2004, the Partnership sold 6.6977% of the Champps Americana restaurant in Utica, Michigan to an unrelated third party. The Partnership received net sale proceeds of $411,252, which resulted in a net gain of $195,974. The cost and related accumulated depreciation of the interest sold was $230,029 and $14,751, respectively.

        Subsequent to December 31, 2004, the Partnership sold an additional 16.8372% of the Champps Americana restaurant, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of approximately
$1,035,000, which resulted in a net gain of approximately $494,000. The cost and related accumulated depreciation of the interests sold was $578,266 and $37,083, respectively. The Partnership is attempting to sell its remaining 4.4651% interest in the property. At December 31, 2004, the property was classified as Real Estate Held for Sale with a book value of $684,700.

        Subsequent to December 31, 2004, the Partnership sold 22.6510% of the Johnny Carino's restaurant in Mansfield, Texas, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of approximately $667,000, which resulted in a net gain of approximately $216,000. The cost and related accumulated depreciation of the interests sold was $466,105 and $14,687, respectively. The Partnership is attempting to sell its remaining 27.3490% interest in the property. At December 31, 2004, the property was classified as Real Estate Held for Sale with a book value of $996,466.

        Subsequent to December 31, 2004, the Partnership sold 43.4827% of the Eckerd drug store, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of approximately $1,679,000, which resulted in a net gain of approximately $340,000. The cost and related accumulated depreciation of the interests sold was $1,379,430 and $40,348, respectively. The Partnership is attempting to sell its remaining 6.5173% interest in the property. At December 31, 2004, the property was classified as Real Estate Held for Sale with a book value of $1,539,787.

        Subsequent to December 31, 2004, the Partnership sold 44.3697% of the Children's World daycare center in St. Louis, Missouri, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of approximately $686,000, which resulted in a net gain of approximately $447,000. The cost and related accumulated depreciation of the interests sold was $421,790 and $182,393, respectively. The Partnership is attempting to sell its remaining 55.6303% interest in the property. At December 31, 2004, the property was classified as Real Estate Held for Sale with a book value of $539,551

        In the third quarter of 2004, the Partnership decided to discontinue the reinvestment of proceeds from property sales in additional properties and to take the initial steps toward liquidating the Partnership. As a result, the Partnership's rental income and operating income will decrease in the future as the Partnership sells its remaining properties. It is too early to estimate when the liquidation process will be completed.

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

Liquidity and Capital Resources

       During the year ended December 31, 2004, the Partnership's cash balances increased $1,896,232 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and cash distributions of net sale proceeds paid to the Partners. During the year ended December 31, 2003, the Partnership's cash balances decreased $351,909 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities, which was partially offset by cash generated from the sale of property.

        Net cash provided by operating activities decreased from $1,265,692 in 2003 to $1,097,328 in 2004 due to a decrease in total rental and interest income in 2004, which was partially offset by a decrease in Partnership administration and property management expenses in 2004 and net timing differences in the collection of payments from lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the years ended December 31, 2004 and 2003, the Partnership generated cash flow from the sale of real estate of $8,400,597 and $3,869,253, respectively. During the same periods, the Partnership expended $1,959,272 and $3,794,946, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

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

       On April 30, 2004, the Partnership purchased an Applebee's
restaurant  in  Ashland, Ohio for $1,959,272.   The  property  is
leased to Apple Ohio LLC under a Lease Agreement with a primary term of 20 years and annual rental payments of $149,066.

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

        For the years ended December 31, 2004 and 2003, the Partnership declared distributions of $9,127,133 and $1,738,694, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $9,035,862 and $1,721,307 and the General Partners received distributions of $91,271 and $17,387 for the periods, respectively. In March and December 2003, the
Partnership declared bonus distributions of $252,525 and $272,727, respectively, of net sale proceeds. In June, August and December 2004, the Partnership declared bonus distributions of $505,051, $3,535,355 and $4,040,404, respectively, of net sale proceeds, which resulted in higher distributions in 2004 and a higher distribution payable at December 31, 2004.

         During 2004 and 2003, the Partnership distributed $8,272,972 and $684,151 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $416.85 and $33.81 per Limited Partnership Unit, respectively.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       During 2004, 30 Limited Partners redeemed a total of 315.5 Partnership Units for $220,131 in accordance with the Partnership Agreement. During 2003, 28 Limited Partners redeemed a total of
271.90 Partnership Units for $219,614. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 246 Limited Partners redeemed 3,175.30 Partnership Units for $2,313,522. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $2,223 and $2,218 in 2004 and 2003, respectively.

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



          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Registered Public Accounting Firm

Balance Sheet as of December 31, 2004 and 2003

Statements for the Years Ended December 31, 2004 and 2003:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements





     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Partners:
AEI Real Estate Fund XVII Limited Partnership
St. Paul, Minnesota




      We have audited the accompanying balance sheet of AEI Real Estate Fund XVII Limited Partnership (a Minnesota limited partnership) as of December 31, 2004 and 2003, and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Real Estate Fund XVII Limited Partnership as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.



                         /s/ BOULAY, HEUTMAKER, ZIBELL & CO. P.L.L.P.
                             Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                   Certified Public Accountants

Minneapolis, Minnesota
January 26, 2005

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                          BALANCE SHEET
                           DECEMBER 31

                             ASSETS

                                                    2004           2003
CURRENT ASSETS:
  Cash and Cash Equivalents                     $ 4,876,376    $ 2,980,144

INVESTMENTS IN REAL ESTATE:
  Land                                            1,206,850      2,842,888
  Buildings and Equipment                         2,961,400      7,158,222
  Accumulated Depreciation                         (783,080)    (1,612,587)
                                                 -----------    -----------
                                                  3,385,170      8,388,523
  Real Estate Held for Sale                       3,760,504      1,751,093
                                                 -----------    -----------
      Net Investments in Real Estate              7,145,674     10,139,616
                                                 -----------    -----------
           Total  Assets                        $12,022,050    $13,119,760
                                                 ===========    ===========

                         LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    63,403    $    21,170
  Distributions Payable                           4,261,578        554,512
  Unearned Rent                                           0          6,274
                                                 -----------    -----------
      Total Current Liabilities                   4,324,981        581,956
                                                 -----------    -----------
PARTNERS' CAPITAL:
  General Partners                                   36,287         16,201
  Limited Partners, $1,000 per Unit;
   30,000 Units authorized; 23,389 Units issued;
   19,626 and 19,942 Units outstanding in
   2004 and 2003, respectively                    7,660,782     12,521,603
                                                 -----------    -----------
      Total Partners' Capital                     7,697,069     12,537,804
                                                 -----------    -----------
       Total Liabilities and Partners' Capital  $12,022,050    $13,119,760
                                                 ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31

                                                    2004          2003

RENTAL INCOME                                  $   438,697    $   373,248

EXPENSES:
  Partnership Administration - Affiliates          171,908        198,996
  Partnership Administration and Property
     Management - Unrelated Parties                 20,236         12,864
  Depreciation                                     104,692         78,999
                                                -----------    -----------
      Total Expenses                               296,836        290,859
                                                -----------    -----------

OPERATING INCOME                                   141,861         82,389

OTHER INCOME:
  Interest Income                                   39,093         64,282
                                                -----------    -----------

INCOME FROM CONTINUING OPERATIONS                  180,954        146,671

Income from Discontinued Operations              4,327,798      2,449,712
                                                -----------    -----------
NET INCOME                                     $ 4,508,752    $ 2,596,383
                                                ===========    ===========
NET INCOME ALLOCATED:
  General Partners                             $   113,580    $    26,490
  Limited Partners                               4,395,172      2,569,893
                                                -----------    -----------
                                               $ 4,508,752    $ 2,596,383
                                                ===========    ===========
INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations                       $      9.10    $      7.24
   Discontinued Operations                          214.14         120.95
                                                -----------    -----------
         Total                                 $    223.24    $    128.19
                                                ===========    ===========
Weighted Average Units Outstanding                  19,688         20,047
                                                ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31

                                                       2004          2003

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                       $ 4,508,752   $ 2,596,383

  Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                                      250,451       245,346
     Real Estate Impairment                                  0        60,454
     Gain on Sale of Real Estate                    (3,697,834)   (1,621,210)
     Decrease in Receivables                                 0         9,982
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                       42,233       (25,263)
     Decrease in Unearned Rent                          (6,274)            0
                                                    -----------   -----------
           Total  Adjustments                       (3,411,424)   (1,330,691)
                                                    -----------   -----------
       Net Cash Provided By
           Operating Activities                      1,097,328     1,265,692
                                                    -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                        (1,959,272)   (3,794,946)
  Proceeds from Sale of Real Estate                  8,400,597     3,869,253
                                                    -----------   -----------
       Net Cash Provided By
           Investing Activities                      6,441,325        74,307
                                                    -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in Distributions Payable                  3,707,066       268,618
  Distributions to  Partners                        (9,127,133)   (1,738,694)
  Redemption Payments                                 (222,354)     (221,832)
                                                    -----------   -----------
       Net Cash Used For
          Financing  Activities                     (5,642,421)   (1,691,908)
                                                    -----------   -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                              1,896,232      (351,909)

CASH AND CASH EQUIVALENTS, beginning of period       2,980,144     3,332,053
                                                    -----------   -----------
CASH AND CASH EQUIVALENTS, end of period           $ 4,876,376   $ 2,980,144
                                                    ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE YEARS ENDED DECEMBER 31


                                                                   Limited
                                                                Partnership
                             General    Limited                     Units
                             Partners   Partners     Total      Outstanding


BALANCE, December 31, 2002  $  9,316   $11,892,631  $11,901,947   20,213.40

  Distributions              (17,387)   (1,721,307)  (1,738,694)

  Redemption Payments         (2,218)     (219,614)    (221,832)    (271.90)

  Net Income                  26,490     2,569,893    2,596,383
                             --------   -----------  -----------  ----------
BALANCE, December 31, 2003    16,201    12,521,603   12,537,804   19,941.50

  Distributions              (91,271)   (9,035,862)  (9,127,133)

  Redemption Payments         (2,223)     (220,131)    (222,354)    (315.50)

  Net Income                 113,580     4,395,172    4,508,752
                             --------   -----------  -----------  ----------
BALANCE, December 31, 2004  $ 36,287   $ 7,660,782  $ 7,697,069   19,626.00
                             ========   ===========  ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

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


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

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


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

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

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(2)  Summary of Significant Accounting Policies - (Continued)

     Income Taxes

       The income or loss of the Partnership for federal income tax reporting purposes is includable in the income tax returns of the partners. In general, no recognition has been given to income taxes in the accompanying financial statements.

       The tax return and the amount of distributable Partnership income or loss are subject to examination by federal and state taxing authorities. If such an examination results in changes to distributable Partnership income or loss, the taxable income of the partners would be adjusted accordingly.

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

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

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

     Newly Issued Pronouncements

       The    Partnership   has   considered    the    accounting
       pronouncements  issued  after  December   2003   and   has
       determined that none of these pronouncements will have a material impact on its financial statements.


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(3)  Related Party Transactions -

     The Partnership owns a 17% interest in a Razzoo's restaurant. The remaining interests in this property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership. As of December 31, 2004, the Partnership owns a 21.3023% interest in a Champps Americana restaurant in Utica, Michigan. The remaining interests in this property are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership, affiliates of the Partnership, and an unrelated third party. As of December 31, 2004, the Partnership owns a 50% interest in a Johnny Carino's restaurant in Mansfield, Texas. The remaining interest in this property is owned by AEI Real Estate Fund XVIII Limited Partnership, an affiliate of the Partnership. The Partnership owns a 50% interest in a Johnny Carino's restaurant in Longview, Texas. The remaining interest in this property is owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership. As of December 31, 2004, the Partnership owns a 50% interest in an Eckerd drug store. The remaining interest in this property is owned by AEI Net Lease Income & Growth Fund XX Limited Partnership.

     The Partnership owned a 75% interest in a Jiffy Lube. The remaining interest in this property was owned by AEI Real Estate Fund XVI Limited Partnership, an affiliate of the Partnership. The Partnership owned a 26.05% interest in a Champps Americana restaurant in Troy, Michigan. The remaining interests in this property are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership and unrelated third parties. AEI Real Estate Fund XV Limited Partnership and AEI Real Estate Fund XVIII Limited Partnership owned interests in this property until the interests were sold, in a series of transactions, to unrelated third parties in 2003. The Partnership owned a 14% interest in a Champps Americana restaurant in Centerville, Ohio. AEI Real Estate Fund XVIII Limited
     Partnership,   AEI   Income  &  Growth  Fund   XXI   Limited
     Partnership and AEI Income & Growth Fund XXII Limited Partnership owned interests in this property until the interests were sold, in a series of transactions, to unrelated third parties in 2003.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(3)  Related Party Transactions - (Continued)

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                       Total Incurred by the Partnership
                                        for the Years Ended December 31

                                                   2004          2003
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                      $ 171,908     $ 198,996
                                                  ========      ========
b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties relating to Partnership
  administration and property management.
  These expenses included printing costs, legal
  and filing fees, direct administrative costs,
  outside audit costs, taxes, insurance and
  other property costs.                          $  28,981     $  18,337
                                                  ========      ========
c.AEI is reimbursed for all costs and direct
  expenses incurred by it in acquiring properties
  on behalf of the Partnership.  The amounts are net
  of financing and commitment fees and expense
  reimbursements received by the Partnership from
  the sellers and/or lessees in the amount of
  $5,000 and $22,576 for 2004 and 2003,
  respectively.                                  $  35,840     $  37,446
                                                  ========      ========
d.AEI is reimbursed for all costs incurred in
  connection with the sale of property.          $ 121,746     $  76,350
                                                  ========      ========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d.
     This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are 20 years except for the Johnny Carino's restaurants, which have Lease terms of 17 years, the Razzoo's restaurant, which has a Lease term of 15 years, and the Children's World daycare centers, which have Leases that were extended during 2004 to expire on November 30, 2007 and January 31, 2014. Most of the Leases have renewal options which may extend the Lease term an additional 10 to 20 years. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions.

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

     The Partnership's properties are commercial, single-tenant buildings. The Children's World daycare centers were constructed and acquired in 1989. The Timber Lodge Steakhouse in St. Cloud, Minnesota was constructed and acquired in 1997. The Timber Lodge Steakhouse in Rochester, Minnesota was constructed and acquired in 1998. The land for the Razzoo's restaurant was acquired in 2000 and construction of the restaurant was completed in 2001. The land for the Champps Americana restaurant in Utica, Michigan was acquired in 2001 and construction of the restaurant was completed in 2002. The Johnny Carino's restaurants in Mansfield and Longview, Texas and the Eckerd drug store were constructed and acquired in 2003. There have been no costs capitalized as improvements subsequent to the acquisitions.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(4)  Investments in Real Estate - (Continued)

     The cost of the properties not held for sale and the related
     accumulated  depreciation  at  December  31,  2004  are   as
     follows:

                                        Buildings and            Accumulated
Property                          Land    Equipment    Total     Depreciation

Children's World,
 Merrimack, NH               $  282,530  $  876,712  $1,159,242   $ 475,652
Timber Lodge Steakhouse,
 St. Cloud, MN                    6,969      25,001      31,970       6,184
Timber Lodge Steakhouse,
 Rochester, MN                  276,010     975,884   1,251,894     229,720
Razzoo's, Austin, TX            228,498     316,768     545,266      38,489
Johnny  Carino's, Longview, TX  412,843     767,035   1,179,878      33,035
                              ----------  ----------  ----------   ---------
                             $1,206,850  $2,961,400  $4,168,250   $ 783,080
                              ==========  ==========  ==========   =========

     On November 5, 2003, the Partnership purchased a 50% interest in a Johnny Carino's restaurant in Longview, Texas for $1,179,878. The property is leased to Kona Restaurant Group, Inc. under a Lease Agreement with a primary term of 17 years and annual rental payments of $105,750.

     In  July  2003,  the  lessee of the Razzoo's  restaurant  in
     Austin, Texas notified the Partnership that it was experiencing financial difficulty stemming from lower than expected sales and that it might not be able to pay future rents. However, rents are current. In November 2004, the Partnership and the lessee entered into an agreement to amend the Lease to provide the lessee with options to purchase the property and terminate the Lease. Under the purchase option, which expires October 31, 2006, the lessee can elect to purchase the Partnership's interest in the property for $442,000. Under the termination option, the lessee can elect to terminate the Lease by providing no less than six months prior written notice and paying a termination payment equal to one year's rent. The lease cannot be terminated prior to October 31, 2006. As part of this agreement, the Partnership received a personal guarantee from the majority shareholder of the lessee for payment of the rent through October 31, 2006. In addition, the Partnership was reimbursed for certain expenses it incurred related to legal action it pursued in connection with this situation.


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(4)  Investments in Real Estate - (Continued)

     For properties owned as of December 31, 2004, the minimum future rent payments required by the leases are as follows:

                       2005         $   862,308
                       2006             867,809
                       2007             840,678
                       2008             748,197
                       2009             759,032
                       Thereafter     7,595,083
                                     -----------
                                    $11,673,107
                                     ===========

     There were no contingent rents recognized in 2004 or 2003.

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                      2004       2003
      Tenants                       Industry

     Knowledge Learning
      Enterprises, Inc.            Child Care     $  418,204   $  556,292
     Kona Restaurant Group, Inc.   Restaurant        209,346          N/A
     Timber Lodge Steakhouse, Inc. Restaurant        144,392          N/A
     Eckerd Corporation            Retail            126,257          N/A
     Heartland Restaurant
        Corporation                Restaurant            N/A      257,569
     Champps Americana Group       Restaurant            N/A      160,184
                                                   ----------   ----------
     Aggregate rent revenue of major tenants      $   898,199  $  974,045
                                                   ==========   ==========
     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                   73%         68%
                                                   ==========   ==========


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

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


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(6)  Discontinued Operations - (Continued)

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

     On April 30, 2004, the Partnership purchased an Applebee's restaurant in Ashland, Ohio for $1,959,272. The property is leased to Apple Ohio LLC under a Lease Agreement with a primary term of 20 years and annual rental payments of $149,066.

     On October 19, 2004, the Partnership sold the Applebee's restaurant in Ashland, Ohio to an unrelated third party. The Partnership received net sale proceeds of $2,290,043, which resulted in a net gain of $345,057. At the time of sale, the cost and related accumulated depreciation was $1,959,272 and $14,286, respectively.

     On December 30, 2004, the Partnership sold 6.6977% of the Champps Americana restaurant in Utica, Michigan to an unrelated third party. The Partnership received net sale proceeds of $411,252, which resulted in a net gain of $195,974. The cost and related accumulated depreciation of the interest sold was $230,029 and $14,751, respectively.

     Subsequent to December 31, 2004, the Partnership sold an additional 16.8372% of the Champps Americana restaurant, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of approximately $1,035,000, which resulted in a net gain of approximately $494,000. The cost and related accumulated depreciation of the interests sold was $578,266 and $37,083, respectively. The Partnership is attempting to sell its remaining 4.4651% interest in the property. At December 31, 2004, the property was classified as Real Estate Held for Sale with a book value of $684,700.

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



          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(6)  Discontinued Operations - (Continued)

     Subsequent to December 31, 2004, the Partnership sold 22.6510% of the Johnny Carino's restaurant in Mansfield, Texas, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of approximately $667,000, which resulted in a net gain of approximately $216,000. The cost and related accumulated depreciation of the interests sold was $466,105 and $14,687, respectively. The Partnership is attempting to sell its remaining 27.3490% interest in the property. At December 31, 2004, the property was classified as Real Estate Held for Sale with a book value of $996,466.

     On  November  21,  2003,  the Partnership  purchased  a  50%
     interest in an Eckerd drug store in Cicero, New York for $1,586,183. The property is leased to Eckerd Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of $126,257.

     Subsequent to December 31, 2004, the Partnership sold 43.4827% of the Eckerd drug store, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of approximately $1,679,000, which resulted in a net gain of approximately $340,000. The cost and related accumulated depreciation of the interests sold was $1,379,430 and $40,348, respectively. The Partnership is attempting to sell its remaining 6.5173% interest in the property. At December 31, 2004, the property was classified as Real Estate Held for Sale with a book value of $1,539,787.

     Subsequent to December 31, 2004, the Partnership sold 44.3697% of the Children's World daycare center in St. Louis, Missouri, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of approximately $686,000, which resulted in a net gain of approximately $447,000. The cost and related accumulated depreciation of the interests sold was $421,790 and $182,393, respectively. The Partnership is attempting to sell its remaining 55.6303% interest in the property. At December 31, 2004, the property was classified as Real Estate Held for Sale with a book value of $539,551.

     During 2004 and 2003, the Partnership distributed $8,272,972 and $684,151 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $416.85 and $33.81 per Limited Partnership Unit, respectively.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(6)Discontinued Operations - (Continued)

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the years ended December 31:

                                                  2004       2003

     Rental Income                           $  784,468   $1,060,776
     Property Management Expenses                (8,745)      (5,473)
     Depreciation                              (145,759)    (166,347)
     Real Estate Impairment                           0      (60,454)
     Gain on Disposal of Real Estate          3,697,834    1,621,210
                                              ----------   ----------
       Income from Discontinued Operations   $4,327,798   $2,449,712
                                              ==========   ==========

(7)  Partners' Capital -

     Cash distributions of $91,271 and $17,387 were made to the General Partners and $9,035,862 and $1,721,307 were made to the Limited Partners for the years ended December 31, 2004 and 2003, respectively. The Limited Partners' distributions represent $458.95 and $85.86 per Limited Partnership Unit outstanding using 19,688 and 20,047 weighted average Units in 2004 and 2003, respectively. The distributions represent $212.02 and $85.86 per Unit of Net Income and $246.93 and $- 0- per Unit of return of capital in 2004 and 2003, respectively.

     As part of the Limited Partner distributions discussed above, the Partnership distributed $8,190,242 and $677,309 of proceeds from property sales in 2004 and 2003, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

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

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(7)  Partners' Capital - (Continued)

     During 2004, 30 Limited Partners redeemed a total of 315.5 Partnership Units for $220,131 in accordance with the
     Partnership Agreement. During 2003, 28 Limited Partners redeemed a total of 271.90 Partnership Units for $219,614. The Partnership acquired these Units using Net Cash Flow from operations. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $2,223 and $2,218 in 2004 and 2003, respectively.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $432.99 per original $1,000 invested.

(8)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                  2004          2003

     Net Income for Financial
      Reporting Purposes                       $4,508,752    $2,596,383

     Depreciation for Tax Purposes Under
      Depreciation for Financial
      Reporting Purposes                           12,828         6,119

     Income Accrued for Tax Purposes
      Under Income for Financial
      Reporting Purposes                           (6,274)            0

     Real Estate Impairment Loss
      Not Recognized for Tax Purposes                   0        60,454

     Gain on Sale of Real Estate for
      Tax Purposes Under Gain for
      Financial Reporting Purposes               (136,759)     (310,416)
                                                ----------    ----------
           Taxable Income to Partners          $4,378,547    $2,352,540
                                                ==========    ==========


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(8)  Income Taxes - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December
     31:

                                                 2004          2003

     Partners' Capital for
      Financial Reporting Purposes           $ 7,697,069    $12,537,804

     Adjusted Tax Basis of Investments
      in Real Estate Over Net
      Investments in Real Estate for
      Financial Reporting Purposes                64,567        188,499

     Income Accrued for Tax Purposes
      Over Income for Financial
      Reporting Purposes                               0          6,274

     Syndication Costs
      Treated as Reduction of Capital
      for Financial Reporting Purposes         3,149,158      3,149,157
                                              -----------    -----------
           Partners' Capital for
               Tax  Reporting Purposes       $10,910,794    $15,881,734
                                              ===========    ===========

(9)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                     2004                    2003
                           Carrying       Fair      Carrying       Fair
                            Amount        Value       Amount       Value

     Money Market Funds   $4,876,376   $4,876,376   $2,980,144    $2,980,144
                           ---------    ---------    ----------    ---------
        Total Cash and
         Cash Equivalents $4,876,376   $4,876,376   $2,980,144    $2,980,144
                           =========    =========    ==========    =========

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

ITEM 8B.  OTHER INFORMATION.

       None.


                            PART III

ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
       PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
ACT.

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

        Robert P. Johnson, age 60, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in July 1987, and has been elected to continue in these positions until December 2005. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in twelve limited partnerships and a managing member in three LLCs.

        Patrick W. Keene, age 45, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2005. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.


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

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-KSB any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2004. Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2004 fiscal year.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2005:

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2004 and 2003.

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid by the Partnership, (ii) the cumulative property management fees allowed by the Guidelines but not paid,
(iii)  any real estate commission allowed by the Guidelines,  and
(iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The administrative expenses not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 2004, the cumulative reimbursements to the General Partners and their affiliates did not exceed those amounts.
ITEM   12.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
(Continued)

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties through the period from inception through December 31, 2004.

Person or Entity                                      Amount Incurred From
 Receiving                  Form and Method      Inception (February 10, 1988)
Compensation                of Compensation           To December 31, 2004

AEI Securities, Inc.   Selling Commissions equal to 8%       $2,338,870
                       of proceeds plus a 2% nonaccountable
                       expense allowance, most of which was
                       reallowed to Participating Dealers.

General Partners and   Reimbursement at Cost for other       $  815,886
Affiliates             Organization and Offering Costs.

General Partners and   Reimbursement at Cost for all         $  852,117
Affiliates             Acquisition Expenses

General Partners and   Reimbursement at Cost for all         $4,342,526
Affiliates             Administrative Expenses attributable
                       to the Fund, including all expenses
                       related to management of the Fund's
                       properties and all other transfer agency, reporting, partner relations and other administrative functions.

General Partners and   Reimbursement at Cost for all         $  326,132
Affiliates             expenses related to the disposition
                       of the Fund's properties.

General Partners       1% of Net Cash Flow in any fiscal     $  261,798
                       year until the Limited Partners have
                       received annual, non-cumulative
                       distributions of Net Cash Flow  equal
                       to 10% of their Adjusted Capital
                       Contributions and 10% of any remaining
                       Net Cash Flow in such  fiscal year.

General Partners       15% of distributions of Net Proceeds  $  150,412
                       of Sale other than distributions
                       necessary to restore Adjusted Capital
                       Contributions and provide a 6%
                       cumulative return to Limited  Partners.
                       The General  Partners  will receive
                       only 1% of distributions of Net Proceeds of Sale until the Limited Partners have received an amount equal to:
                       (a)  their Adjusted Capital Contributions,
                       plus <b) an amount  equal  to 14% of
                       their Adjusted  Capital Contributions
                       per annum, cumulative but not compounded, less (c) all previous cash distributions to the Limited Partners.


                             PART IV

ITEM 13.  EXHIBITS.

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

     10.1 Net Lease Agreement dated September 29, 1989 between the Partnership and Children's World Learning Centers, Inc. relating to the Property at 12790 Fee Fee Road, St. Louis, Missouri (incorporated by reference to Exhibit 10.15 of Form 10-K filed July 28, 1992).

     10.2 Net Lease Agreement dated September 29, 1989 between the Partnership and Children's World Learning Centers, Inc. relating to the Property at 325 Daniel Webster Highway, Merrimack, New Hampshire (incorporated by reference to
     Exhibit 10.16 of Form 10-K filed July 28, 1992).

     10.3  Net  Lease Agreement dated November 18,  1997  between
     the   Partnership,   AEI  Real  Estate   Fund   XV   Limited
     Partnership, AEI Institutional Net Lease Fund '93 Limited Partnership and Timber Lodge Steakhouse, Inc. relating to the Property at 3590 Second Street South, St. Cloud, Minnesota (incorporated by reference to Exhibit 10.20 of Form 10-KSB filed March 23, 1998).

     10.4 Net Lease Agreement dated January 15, 1998 between the Partnership and Timber Lodge Steakhouse, Inc. relating to the Property at 4140 Frontage Road Northwest, Rochester, Minnesota (incorporated by reference to Exhibit 10.25 of Form 10-KSB filed March 23, 1998).

     10.5 First Amendment to Net Lease Agreement dated September 3, 1998 between the Partnership and Timber Lodge Steakhouse, Inc. relating to the Property at 4140 Frontage Road Northwest, Rochester, Minnesota (incorporated by reference to Exhibit 10.4 of Form 8-K filed September 15,
     1998).

     10.6 Net Lease Agreement dated May 8, 2000 between the Partnership, AEI Real Estate Fund XV Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Income & Growth Fund XXII Limited Partnership and Razzoo's, Inc. relating to the Property at 11617 Research Boulevard, Austin, Texas (incorporated by reference to
     Exhibit 10.4 of Form 10-QSB filed August 2, 2000).

     10.7 Development Financing Agreement dated April 27, 2001 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership and Champps Entertainment, Inc. relating to the Property at 12515 Hall Road, Utica, Michigan (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed May 10, 2001).

     10.8 Net Lease Agreement dated April 27, 2001 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership and Champps Entertainment, Inc. relating to the Property at 12515 Hall Road, Utica, Michigan (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed May 10,
     2001).

     10.9 First Amendment to Net Lease Agreement dated June 27, 2001 between the Partnership, AEI Real Estate Fund XV Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Income & Growth Fund XXII Limited Partnership and Razzoo's, Inc. relating to the Property at 11617 Research Boulevard, Austin, Texas (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed August 7,
     2001).

ITEM 13.  EXHIBITS.  (Continued)

                           Description

     10.10 First Amendment to Net Lease Agreement dated February 12, 2002 between the Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and Champps Entertainment, Inc. relating to the Property at 12515 Hall Road, Utica, Michigan (incorporated by reference to Exhibit
     10.36 of Form 10-KSB filed March 8, 2002).

     10.11 Development Financing Agreement dated April 3, 2003 between the Partnership, AEI Real Estate Fund XVII Limited Partnership and Kona Restaurant Group, Inc. relating to the Property at 960 N. Highway 287, Mansfield, Texas (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed May 12, 2003).

     10.12 Net Lease Agreement dated April 3, 2003 between the Partnership, AEI Real Estate Fund XVII Limited Partnership and Kona Restaurant Group, Inc. relating to the Property at 960 N. Highway 287, Mansfield, Texas (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed May 12, 2003).

     10.13 Purchase Agreement dated May 21, 2003, between the Partnership and Texas Taco Cabana, LP relating to the Property at 135 Long Street, San Marcos, Texas (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed August 8, 2003).

     10.14 First Amendment to Net Lease Agreement dated September 3, 2003 between the Partnership, AEI Real Estate Fund XVIII Limited Partnership and Kona Restaurant Group, Inc. relating to the Property at 960 N. Highway 287, Mansfield, Texas (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed November 11, 2003).

     10.15 Purchase Agreement dated November 5, 2003 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and Kona Restaurant Group, Inc. relating to the Property at 411 B East Loop 281, Longview, Texas (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed November 11, 2003).

     10.16 Net Lease Agreement dated November 5, 2003 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and Kona Restaurant Group, Inc. relating to the Property at 411 B East Loop 281, Longview, Texas (incorporated by reference to Exhibit 10.4 of Form 10-QSB filed November 11, 2003).

     10.17 Assignment of Purchase and Sale Agreement and First Amendment to Purchase and Sale Agreement dated October 23, 2003 between the Partnership and AEI Fund Management, Inc. relating to the Property at 8379 Thompson Road, Cicero, New York (incorporated by reference to
     Exhibit 10.2 of Form 10-QSB filed November 11, 2003).

     10.18 Assignment and Assumption of Lease dated November 21, 2003 between the Partnership and Route 31 & Thompson Road Development, LLC relating to the Property at 8379 Thompson Road, Cicero, New York (incorporated by reference to Exhibit 10.2 of Form 8-K filed November 25, 2003).

     10.19 Purchase Agreement dated December 23, 2003 between the Partnership, AEI Real Estate Fund XVI Limited Partnership and Alan Rushforth relating to the Property at 1020 N. Westmoreland Road, Dallas, Texas (incorporated by reference to Exhibit 10.24 of Form 10-KSB filed March 19,
     2004).

     10.20 Purchase Agreement dated January 30, 2004 between the Partnership and Marie Chaudhry relating to the Property at 838 North Quentin Road, Palatine, Illinois (incorporated by reference to Exhibit 10.25 of Form 10-KSB filed March 19, 2004).

     10.21 Purchase Agreement dated February 23, 2004 between the Partnership and Thomas E. Slusser and Patricia
     A. Slusser relating to the Property at 1221 East Kimberly Road, Davenport, Iowa (incorporated by reference to Exhibit
     10.26 of Form 10-KSB filed March 19, 2004).

ITEM 13.  EXHIBITS.  (Continued)

                           Description

     10.22 Assignment of Purchase Agreement dated April 22, 2004 between the Partnership and AEI Fund Management, Inc. relating to the Property at 2250 Claremont Avenue, Ashland, Ohio (incorporated by reference to Exhibit 10.1 of Form 8-K filed May 7, 2004).

     10.23 Assignment & Assumption of Lease dated April 30, 2004 between the Partnership and PRECO II CRIC LLC relating to the Property at 2250 Claremont Avenue, Ashland, Ohio (incorporated by reference to Exhibit 10.2 of Form 8-K filed May 7, 2004).

     10.24 Purchase Agreement dated September 9, 2004 between the Partnership and HP & J Associates, LLC relating to the Property at 14635 Pipeline Avenue South, Chino, California (incorporated by reference to Exhibit 10.1 of Form 8-K filed October 4, 2004).

     10.25 Purchase Agreement dated October 7, 2004 between the Partnership and Gerald N. Becker and Mary K. Becker relating to the Property at 2250 Claremont Avenue, Ashland, Ohio (incorporated by reference to Exhibit 10.1 of Form 8-K filed October 25, 2004).

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

     32    Certification  of Chief Executive  Officer  and  Chief
     Financial  Officer  of General Partner pursuant  to  Section
     906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The following is a summary of the fees billed to the Partnership by Boulay, Heutmaker, Zibell & Co. P.L.L.P. for professional services rendered for the years ended December 31, 2004 and 2003:

     Fee Category                            2004       2003

     Audit Fees                           $  10,950   $ 11,313
     Audit-Related Fees                         572        523
     Tax Fees                                     0          0
     All Other Fees                               0          0
                                           ---------   --------
          Total Fees                      $  11,522   $ 11,836
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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES. (Continued)

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


                            AEI REAL ESTATE FUND XVII
                            Limited Partnership
                            By: AEI Fund Management XVII, Inc.
                                Its Managing General Partner


March 18, 2005              By: /s/ Robert P Johnson
                                    Robert  P. Johnson, President and Director
                                    (Principal Executive Officer)


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Name                            Title                      Date


/s/ Robert P Johnson  President (Principal Executive  Officer)  March 18, 2005
    Robert P.Johnson  and Sole Director of Managing General
                      Partner

/s/ Patrick W Keene   Chief Financial Officer  and Treasurer    March 18, 2005
    Patrick W.Keene   (Principal Accounting Officer)