Form 10QSB
period 2005-03-31
AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
filed 2005-05-13
CIK 819577

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2005

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


                              INDEX




PART I.Financial Information

 Item 1. Balance Sheet as of March 31, 2005 and December 31, 2004

         Statements for the Periods ended March 31, 2005 and 2004:

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

 Item 5. Other Information

 Item 6. Exhibits 20

         Signatures

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                          BALANCE SHEET
              MARCH 31, 2005 AND DECEMBER 31, 2004

                           (Unaudited)

                             ASSETS

                                                     2005          2004
CURRENT ASSETS:
  Cash and Cash Equivalents                      $ 4,768,767    $ 4,876,376

INVESTMENTS IN REAL ESTATE:
  Land                                             1,206,850      1,206,850
  Buildings and Equipment                          2,961,400      2,961,400
  Accumulated Depreciation                          (809,253)      (783,080)
                                                  -----------    -----------
                                                   3,358,997      3,385,170
  Real Estate Held for Sale                        1,189,424      3,760,504
                                                  -----------    -----------
      Net Investments in Real Estate               4,548,421      7,145,674
                                                  -----------    -----------
          Total Assets                           $ 9,317,188    $12,022,050
                                                  ===========    ===========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    49,042    $    63,403
  Distributions Payable                            4,203,875      4,261,578
  Unearned Rent                                       16,051              0
                                                  -----------    -----------
      Total Current Liabilities                    4,268,968      4,324,981
                                                  -----------    -----------
PARTNERS' CAPITAL:
  General Partners                                    14,658         36,287
  Limited Partners, $1,000 per Unit;
   30,000 Units authorized; 23,389 Units issued;
   19,557 and 19,626 Units outstanding in
   2005 and 2004, respectively                     5,033,562      7,660,782
                                                  -----------    -----------
      Total Partners' Capital                      5,048,220      7,697,069
                                                  -----------    -----------
        Total Liabilities and Partners' Capital  $ 9,317,188    $12,022,050
                                                  ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                    2005           2004

RENTAL INCOME                                  $   109,883     $   111,516

EXPENSES:
  Partnership Administration - Affiliates           34,963          46,900
  Partnership Administration and Property
     Management - Unrelated Parties                 10,325          10,960
  Depreciation                                      26,173          26,173
                                                -----------     -----------
      Total Expenses                                71,461          84,033
                                                -----------     -----------

OPERATING INCOME                                    38,422          27,483

OTHER INCOME:
  Interest Income                                   15,588           6,635
                                                -----------     -----------

INCOME FROM CONTINUING OPERATIONS                   54,010          34,118

Income from Discontinued Operations              1,544,141         223,833
                                                -----------     -----------
NET INCOME                                     $ 1,598,151     $   257,951
                                                ===========     ===========
NET INCOME ALLOCATED:
  General Partners                             $    20,841     $     2,580
  Limited Partners                               1,577,310         255,371
                                                -----------     -----------
                                               $ 1,598,151     $   257,951
                                                ===========     ===========
INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations                       $      2.73     $      1.71
   Discontinued Operations                           77.92           11.21
                                                -----------     -----------
         Total                                 $     80.65     $     12.92
                                                ===========     ===========
Weighted Average Units Outstanding                  19,557          19,768
                                                ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                      2005           2004
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                     $ 1,598,151   $   257,951

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                      26,173        60,848
     Gain on Sale of Real Estate                   (1,470,725)       (2,485)
     Increase in Receivables                                0        (4,495)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                     (14,361)        7,326
     Increase in Unearned Rent                         16,051        11,142
                                                   -----------   -----------
          Total Adjustments                        (1,442,862)       72,336
                                                   -----------   -----------
        Net Cash Provided By
            Operating Activities                      155,289       330,287
                                                   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Sale of Real Estate                4,041,805       242,485
                                                   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                  (57,703)     (278,411)
   Distributions to Partners                       (4,214,843)     (294,993)
   Redemption Payments                                (32,157)     (120,873)
                                                   -----------   -----------
        Net Cash Used For
          Financing  Activities                    (4,304,703)     (694,277)
                                                   -----------   -----------
NET DECREASE IN
   CASH AND CASH EQUIVALENTS                         (107,609)     (121,505)

CASH AND CASH EQUIVALENTS, beginning of period      4,876,376     2,980,144
                                                   -----------   -----------
CASH AND CASH EQUIVALENTS, end of period          $ 4,768,767   $ 2,858,639
                                                   ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                    Limited
                                                                  Partnership
                             General      Limited                    Units
                             Partners     Partners     Total      Outstanding


BALANCE, December 31, 2003  $ 16,201    $12,521,603   $12,537,804  19,941.50

  Distributions               (2,950)      (292,043)     (294,993)

  Redemption Payments         (1,208)      (119,665)     (120,873)   (174.00)

  Net Income                   2,580        255,371       257,951
                             --------    -----------   ----------- ----------
BALANCE, March 31, 2004     $ 14,623    $12,365,266   $12,379,889  19,767.50
                             ========    ===========   =========== ==========


BALANCE, December 31, 2004  $ 36,287    $ 7,660,782   $ 7,697,069  19,626.00

  Distributions              (42,149)    (4,172,694)   (4,214,843)

  Redemption Payments           (321)       (31,836)      (32,157)    (69.00)

  Net Income                  20,841      1,577,310     1,598,151
                             --------    -----------   ----------- ----------
BALANCE, March 31, 2005     $ 14,658    $ 5,033,562   $ 5,048,220  19,557.00
                            ========    ===========   =========== ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2005

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


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Reclassification -

     Certain items in the prior year's financial statements  have
     been  reclassified  to conform to 2005 presentation.   These
     reclassifications had no effect on Partners' capital, net income or cash flows.

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

     During the first quarter of 2005, the Partnership sold an additional 16.8372% of the Champps Americana restaurant, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,029,987, which resulted in a net gain of $488,804. The cost and related accumulated depreciation of the interests sold was $578,266 and $37,083, respectively. The Partnership is attempting to sell its remaining 4.4651% interest in the property. At March 31, 2005 and December 31, 2004, the property was classified as Real Estate Held for Sale with a book value of $143,517 and $684,700, respectively.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     During the first quarter of 2005, the Partnership sold 22.6510% of the Johnny Carino's restaurant in Mansfield, Texas, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $663,049, which resulted in a net gain of $211,631. The cost and related accumulated depreciation of the interests sold was $466,105 and $14,687, respectively. The Partnership is attempting to sell its remaining 27.3490% interest in the property. At March 31, 2005 and December 31, 2004, the property was classified as Real Estate Held for Sale with a book value of $545,048 and $996,466, respectively.

     During the first quarter of 2005, the Partnership sold 43.4827% of the Eckerd drug store in Cicero, New York, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,667,361, which resulted in a net gain of $328,279. The cost and related accumulated depreciation of the interests sold was $1,379,430 and $40,348, respectively. The Partnership is attempting to sell its remaining 6.5173% interest in the property. At March 31, 2005 and December 31, 2004, the property was classified as Real Estate Held for Sale with a book value of $200,705 and $1,539,787, respectively.

     During the first quarter of 2005, the Partnership sold 44.3697% of the Children's World daycare center in St. Louis, Missouri, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $681,408, which resulted in a net gain of $442,011. The cost and related accumulated depreciation of the interests sold was $421,790 and $182,393, respectively. The Partnership is attempting to sell its remaining 55.6303% interest in the property. At March 31, 2005 and December 31, 2004, the property was classified as Real Estate Held for Sale with a book value of $300,154 and $539,551, respectively.

     During the first three months of 2005 and 2004, the Partnership distributed $4,093,401 and $84,407 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $207.21 and $4.19 per Limited Partnership Unit, respectively.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the three months ended March 31:

                                                  2005       2004

     Rental Income                          $    73,516   $   264,115
     Property Management Expenses                  (100)       (8,092)
     Depreciation                                     0       (34,675)
     Gain on Disposal of Real Estate          1,470,725         2,485
                                             -----------   -----------
       Income from Discontinued Operations  $ 1,544,141   $   223,833
                                             ===========   ===========

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

Results of Operations

        For the three months ended March 31, 2005 and 2004, the Partnership recognized rental income from continuing operations of $109,883 and $111,516, respectively.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the three months ended March 31, 2005 and 2004, the Partnership incurred Partnership administration expenses from affiliated parties of $34,963 and $46,900, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. As the Partnership's asset base decreases due to property sales, it is allocated a smaller share of expenses that are allocated by AEI Fund Management, Inc. based on the relative assets of the funds under management. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $10,325 and $10,960, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

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

        For the three months ended March 31, 2005 and 2004, the Partnership recognized interest income of $15,588 and $6,635, respectively. In 2005, interest income increased mainly due to the Partnership having more money invested in a money market account due to property sales.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations.
For the three months ended March 31, 2005, the Partnership recognized income from discontinued operations of $1,544,141, representing rental income less property management expenses of $73,416 and gain on disposal of real estate of $1,470,725. For the three months ended March 31, 2004, the Partnership recognized income from discontinued operations of $223,833, representing rental income less property management expenses and depreciation of $221,348 and gain on disposal of real estate of $2,485.

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

        During the first quarter of 2005, the Partnership sold an additional 16.8372% of the Champps Americana restaurant, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,029,987, which resulted in a net gain of $488,804. The cost and related accumulated depreciation of the interests sold was $578,266 and $37,083, respectively. The Partnership is attempting to sell its remaining 4.4651% interest in the property. At March 31, 2005 and December 31, 2004, the property was classified as Real Estate Held for Sale with a book value of $143,517 and $684,700, respectively.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During the first quarter of 2005, the Partnership sold 22.6510% of the Johnny Carino's restaurant in Mansfield, Texas, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $663,049, which resulted in a net gain of $211,631. The cost and related accumulated depreciation of the interests sold was $466,105 and $14,687, respectively. The Partnership is attempting to sell its remaining 27.3490% interest in the property. At March 31, 2005 and December 31, 2004, the property was classified as Real Estate Held for Sale with a book value of $545,048 and $996,466, respectively.

        During the first quarter of 2005, the Partnership sold 43.4827% of the Eckerd drug store in Cicero, New York, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,667,361, which resulted in a net gain of $328,279. The cost and related accumulated depreciation of the interests sold was $1,379,430 and $40,348, respectively. The Partnership is attempting to sell its remaining 6.5173% interest in the property. At March 31, 2005 and December 31, 2004, the property was classified as Real Estate Held for Sale with a book value of $200,705 and $1,539,787, respectively.

        During the first quarter of 2005, the Partnership sold 44.3697% of the Children's World daycare center in St. Louis, Missouri, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $681,408, which resulted in a net gain of $442,011. The cost and related accumulated depreciation of the interests sold was $421,790 and $182,393, respectively. The Partnership is attempting to sell its remaining 55.6303% interest in the property. At March 31, 2005 and December 31, 2004, the property was classified as Real Estate Held for Sale with a book value of $300,154 and $539,551, respectively.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

        During the three months ended March 31, 2005, the Partnership's cash balances decreased $107,609 as a result of distributions paid to the Partners in excess of cash generated from operating activities and the sale of property. During the three months ended March 31, 2004, the Partnership's cash balances decreased $121,505 as a result of distributions paid to the Partners in excess of cash generated from operating activities, which was partially offset by cash generated from the sale of property.

        Net cash provided by operating activities decreased from $330,287 in 2004 to $155,289 in 2005 due to a decrease in total rental and interest income in 2005 and net timing differences in the collection of payments from lessees and the payment of expenses, which were partially offset by a decrease in Partnership administration and property management expenses in 2005.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2005 and 2004, the Partnership generated cash flow from the sale of real estate of $4,041,805 and $242,485, respectively.

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

        For the three months ended March 31, 2005 and 2004, the Partnership declared distributions of $4,214,843 and $294,993, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $4,172,694 and $292,043 and the General Partners received distributions of $42,149 and $2,950 for the periods, respectively. In March 2005, the Partnership declared a special distribution of $4,040,404 of net sale proceeds, which resulted in higher distributions in 2005.

        During the first three months of 2005 and 2004, the Partnership distributed $4,093,401 and $84,407 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $207.21 and $4.19 per Limited Partnership Unit, respectively.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On January 1, 2005, six Limited Partners redeemed a total of 69 Partnership Units for $31,836 in accordance with the Partnership Agreement. On January 1, 2004, nine Limited Partners redeemed a total of 174 Partnership Units for $119,665. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 274 Limited Partners redeemed 3,447.2 Partnership Units for $2,533,136. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $321 and $1,208 in 2005 and 2004, respectively.

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

      Small Business Issuer Purchases of Equity Securities

                                                              Maximum Number
                                          Total Number of     of Units that
                                          Units Purchased     May Yet Be
                 Total Number Average     as Part of Publicly Purchased Under
                 of Units     Price Paid  Announced Plans     the Plans or
   Period        Purchased    per Unit    or Programs         Programs

1/1/05 to 1/31/05    69       $461.39       3,831.7(1)            (2)

2/1/05 to 2/28/05    --          --             --                --

3/1/05 to 3/31/05    --          --             --                --

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


Dated:  May 6, 2005           AEI Real Estate Fund XVII
                              Limited Partnership
                              By:  AEI Fund Management XVII, Inc.
                              Its: Managing General Partner



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