Form 10QSB
period 2005-06-30
AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
filed 2005-08-12
CIK 819577

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2005

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


                              INDEX




PART I.Financial Information

 Item 1. Balance Sheet as of June 30, 2005 and December 31, 2004

          Statements for the Periods ended June 30, 2005 and 2004:

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

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                          BALANCE SHEET
               JUNE 30, 2005 AND DECEMBER 31, 2004

                           (Unaudited)

                             ASSETS

                                                   2005           2004
CURRENT ASSETS:
  Cash and Cash Equivalents                    $ 2,337,792    $ 4,876,376

INVESTMENTS IN REAL ESTATE:
  Land                                             924,320      1,206,850
  Buildings and Equipment                        2,084,688      2,961,400
  Accumulated Depreciation                        (332,583)      (783,080)
                                                -----------    -----------
                                                 2,676,425      3,385,170
  Real Estate Held for Sale                      1,000,621      3,760,504
                                                -----------    -----------
      Net Investments in Real Estate             3,677,046      7,145,674
                                                -----------    -----------
          Total Assets                         $ 6,014,838    $12,022,050
                                                ===========    ===========

                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $    76,112    $    63,403
  Distributions Payable                          1,116,801      4,261,578
  Unearned Rent                                     12,276              0
                                                -----------    -----------
      Total Current Liabilities                  1,205,189      4,324,981
                                                -----------    -----------
PARTNERS' CAPITAL:
  General Partners                                  22,669         36,287
  Limited Partners, $1,000 per Unit;
   30,000 Units authorized; 23,389 Units issued;
   19,557 and 19,626 Units outstanding in
   2005 and 2004, respectively                   4,786,980      7,660,782
                                                -----------    -----------
    Total Partners' Capital                      4,809,649      7,697,069
                                                -----------    -----------
      Total Liabilities and Partners' Capital  $ 6,014,838    $12,022,050
                                                ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                              Three Months Ended        Six Months Ended
                             6/30/05       6/30/04     6/30/05     6/30/04

RENTAL INCOME               $   77,166   $   76,073   $  154,334  $  152,148

EXPENSES:
   Partnership Administration -
     Affiliates                 31,891       48,178       66,854      98,565
   Partnership Administration
     and Property Management -
     Unrelated Parties           5,923       14,082       16,203      25,955
   Depreciation                 19,375       19,375       38,750      38,750
                             ----------   ----------   ----------  ----------
      Total Expenses            57,189       81,635      121,807     163,270
                             ----------   ----------   ----------  ----------

OPERATING INCOME (LOSS)         19,977       (5,562)      32,527     (11,122)
OTHER INCOME:
   Interest Income              10,594       10,507       26,182      17,142
                             ----------   ----------   ----------  ----------
INCOME FROM CONTINUING
   OPERATIONS                   30,571        4,945       58,709       6,020

Income from Discontinued
  Operations                   854,787    2,504,040    2,424,800   2,760,916
                             ----------   ----------   ----------  ----------
NET INCOME                  $  885,358   $2,508,985   $2,483,509  $2,766,936
                             ==========   ==========   ==========  ==========
NET INCOME ALLOCATED:
   General Partners         $   19,250   $   25,089   $   40,091  $   27,669
   Limited Partners            866,108    2,483,896    2,443,418   2,739,267
                             ----------   ----------   ----------  ----------
                            $  885,358   $2,508,985   $2,483,509  $2,766,936
                             ==========   ==========   ==========  ==========
INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations    $      .57   $      .25   $     2.97  $      .31
   Discontinued Operations       43.72       125.86       121.97      138.51
                             ----------   ----------   ----------  ----------
        Total               $    44.29   $   126.11   $   124.94  $   138.82
                             ==========   ==========   ==========  ==========
Weighted Average Units
   Outstanding                  19,557       19,696       19,557      19,732
                             ==========   ==========   ==========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
             FOR THE SIX-MONTH PERIODS ENDED JUNE 30

                           (Unaudited)

                                                        2005         2004
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net  Income                                     $ 2,483,509  $ 2,766,936

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                        52,346      127,393
     Gain  on Sale of Real Estate                    (2,282,297)  (2,317,016)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                        12,709       (2,648)
     Increase in Unearned Rent                           12,276       29,240
                                                     -----------  -----------
            Total Adjustments                        (2,204,966)  (2,163,031)
                                                     -----------  -----------
        Net Cash Provided By
           Operating Activities                         278,543      603,905
                                                     -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                                 0   (1,952,879)
   Proceeds from Sale of Real Estate                  5,698,579    4,068,109
                                                     -----------  -----------
       Net Cash Provided By
          Investing Activities                        5,698,579    2,115,230
                                                     -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (Decrease) in Distributions Payable     (3,144,777)     226,575
    Distributions  to  Partners                      (5,338,772)  (1,095,041)
    Redemption Payments                                 (32,157)    (173,730)
                                                     -----------  -----------
        Net Cash Used For
           Financing  Activities                     (8,515,706)  (1,042,196)
                                                     -----------  -----------
NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                           (2,538,584)   1,676,939

CASH AND CASH EQUIVALENTS, beginning of period        4,876,376    2,980,144
                                                     -----------  -----------
CASH AND CASH EQUIVALENTS, end of period            $ 2,337,792  $ 4,657,083
                                                     ===========  ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                                  Limited
                                                                Partnership
                             General     Limited                   Units
                             Partners    Partners     Total     Outstanding


BALANCE, December 31, 2003  $ 16,201   $12,521,603  $12,537,804    19,941.50

  Distributions              (10,951)   (1,084,090)  (1,095,041)

  Redemption Payments         (1,737)     (171,993)    (173,730)     (246.00)

  Net Income                  27,669     2,739,267    2,766,936
                             --------   -----------  -----------  -----------
BALANCE, June 30, 2004      $ 31,182   $14,004,787  $14,035,969    19,695.50
                             ========   ===========  ===========  ===========


BALANCE, December 31, 2004  $ 36,287   $ 7,660,782  $ 7,697,069    19,626.00

  Distributions              (53,388)   (5,285,384)  (5,338,772)

  Redemption Payments           (321)      (31,836)     (32,157)      (69.00)

  Net Income                  40,091     2,443,418    2,483,509
                             --------   -----------  -----------  -----------
BALANCE, June 30, 2005      $ 22,669   $ 4,786,980  $ 4,809,649    19,557.00
                             ========   ===========  ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2005

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

     During the first six months of 2005, the Partnership sold an additional 16.8372% of the Champps Americana restaurant, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,029,987, which resulted in a net gain of $488,804. The cost and related accumulated depreciation of the interests sold was $578,266 and $37,083, respectively. The Partnership is attempting to sell its remaining 4.4651% interest in the property. At June 30, 2005 and December 31, 2004, the property was classified as Real Estate Held for Sale with a book value of $143,517 and $684,700, respectively.


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     During the first six months of 2005, the Partnership sold 43.4827% of the Eckerd drug store in Cicero, New York, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,667,361, which resulted in a net gain of $328,279. The cost and related accumulated depreciation of the interests sold was $1,379,430 and $40,348, respectively. The Partnership is attempting to sell its remaining 6.5173% interest in the property. At June 30, 2005 and December 31, 2004, the property was classified as Real Estate Held for Sale with a book value of $200,705 and $1,539,787, respectively.

     During the first six months of 2005, the Partnership sold its 50% interest in the Johnny Carino's restaurant in Mansfield, Texas, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,460,795, which resulted in a net gain of $464,329. The cost and related accumulated depreciation of the interests sold was $1,028,885 and $32,419, respectively. At December 31, 2004, the property was classified as Real Estate Held for Sale with a book value of $996,466.

     During the first six months of 2005, the Partnership sold the Children's World daycare center in St. Louis, Missouri, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,540,436, which resulted in a net gain of $1,000,885. The cost and related accumulated depreciation of the interests sold was $950,627 and $411,076, respectively. At December 31, 2004, the property was classified as Real Estate Held for Sale with a book value of $539,551.

     Subsequent to June 30, 2005, the Partnership sold the Children's World daycare center in Merrimack, New Hampshire to an unrelated third party. The Partnership received net sale proceeds of approximately $1,252,700, which resulted in a net gain of approximately $582,700. The cost and related accumulated depreciation at the time of sale was $1,159,242 and $489,248, respectively. At June 30, 2005, the property was classified as Real Estate Held for Sale with a book value of $669,994.

     During the first six months of 2005 and 2004, the Partnership distributed $5,117,371 and $676,312 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $259.04 and $33.99 per Limited Partnership Unit, respectively.


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended June 30:

                                 Three Months Ended        Six Months Ended
                                6/30/05      6/30/04     6/30/05      6/30/04

Rental Income                  $   58,248  $  239,972  $  164,479  $  539,528
Property Management Expenses       (8,235)     (3,293)     (8,380)     (6,985)
Depreciation                       (6,798)    (47,170)    (13,596)    (88,643)
Gain on Disposal of Real Estate   811,572   2,314,531   2,282,297   2,317,016
                                ----------  ----------  ----------  ----------
   Income from Discontinued
     Operations                $  854,787  $2,504,040  $2,424,800  $2,760,916
                                ==========  ==========  ==========  ==========

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

Results of Operations

        For the six months ended June 30, 2005 and 2004, the Partnership recognized rental income from continuing operations of $154,334 and $152,148, respectively.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For  the  six  months ended June 30, 2005 and  2004,  the
Partnership incurred Partnership administration expenses from affiliated parties of $66,854 and $98,565, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. As the Partnership's asset base decreases due to property sales, it is allocated a smaller share of expenses that are allocated by AEI Fund Management, Inc. based on the relative assets of the funds under management. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $16,203 and $25,955, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

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

        For the six months ended June 30, 2005 and 2004, the Partnership recognized interest income of $26,182 and $17,142, respectively. In 2005, interest income increased due to higher money market interest rates in 2005.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the six months ended June 30, 2005, the Partnership recognized income from discontinued operations of $2,424,800, representing rental income less property management expenses of $142,503 and gain on disposal of real estate of $2,282,297. For the six months ended June 30, 2004, the Partnership recognized income from discontinued operations of $2,760,916, representing rental income less property management expenses of $443,900 and gain on disposal of real estate of $2,317,016.

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

        During the first six months of 2005, the Partnership sold an additional 16.8372% of the Champps Americana restaurant, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,029,987, which resulted in a net gain of $488,804. The cost and related accumulated depreciation of the interests sold was $578,266 and $37,083, respectively. The Partnership is attempting to sell its remaining 4.4651% interest in the property. At June 30, 2005 and December 31, 2004, the property was classified as Real Estate Held for Sale with a book value of $143,517 and $684,700, respectively.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During the first six months of 2005, the Partnership sold 43.4827% of the Eckerd drug store in Cicero, New York, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,667,361, which resulted in a net gain of $328,279. The cost and related accumulated depreciation of the interests sold was $1,379,430 and $40,348, respectively. The Partnership is attempting to sell its remaining 6.5173% interest in the property. At June 30, 2005 and December 31, 2004, the property was classified as Real Estate Held for Sale with a book value of $200,705 and $1,539,787, respectively.

        During the first six months of 2005, the Partnership sold its 50% interest in the Johnny Carino's restaurant in Mansfield, Texas, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,460,795, which resulted in a net gain of $464,329. The cost and related accumulated depreciation of the interests sold was $1,028,885 and $32,419, respectively. At December 31, 2004, the property was classified as Real Estate Held for Sale with a book value of $996,466.

        During the first six months of 2005, the Partnership sold the Children's World daycare center in St. Louis, Missouri, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,540,436, which resulted in a net gain of $1,000,885. The cost and related accumulated depreciation of the interests sold was $950,627 and $411,076, respectively. At December 31, 2004, the property was classified as Real Estate Held for Sale with a book value of $539,551.

        Subsequent to June 30, 2005, the Partnership sold the Children's World daycare center in Merrimack, New Hampshire to an unrelated third party. The Partnership received net sale proceeds of approximately $1,252,700, which resulted in a net gain of approximately $582,700. The cost and related accumulated depreciation at the time of sale was $1,159,242 and $489,248, respectively. At June 30, 2005, the property was classified as Real Estate Held for Sale with a book value of $669,994.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

         During the six months ended June 30, 2005, the Partnership's cash balances decreased $2,538,584 as a result of distributions paid to the Partners in excess of cash generated from operating and investing activities. During the six months ended June 30, 2004, the Partnership's cash balances increased $1,676,939 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities.

        Net cash provided by operating activities decreased from $603,905 in 2004 to $278,543 in 2005 due to a decrease in total rental and interest income in 2005 and net timing differences in the collection of payments from lessees and the payment of expenses, which were partially offset by a decrease in Partnership administration and property management expenses in 2005.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2005 and 2004, the Partnership generated cash flow from the sale of real estate of $5,698,579 and $4,068,109, respectively. During the six months ended June 30, 2004, the Partnership expended $1,952,879 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

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

        For the six months ended June 30, 2005 and 2004, the Partnership declared distributions of $5,338,772 and $1,095,041, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $5,285,384 and $1,084,090 and the General Partners received distributions of $53,388 and $10,951 for the periods, respectively. In June 2004, the Partnership declared a special distribution of $505,051 of net sale proceeds. In March and June 2005, the Partnership declared special distributions of $4,040,404 and $1,010,101, respectively, of net sale proceeds, which resulted in higher distributions in 2005.

        During the first six months of 2005 and 2004, the Partnership distributed $5,117,371 and $676,312 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $259.04 and $33.99 per Limited Partnership Unit, respectively.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        On January 1, 2005, six Limited Partners redeemed a total of 69 Partnership Units for $31,836 in accordance with the Partnership Agreement. During the first six months of 2004, 17 Limited Partners redeemed a total of 246 Partnership Units for $171,993. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 274 Limited Partners redeemed 3,447.2 Partnership Units for $2,533,136. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $321 and $1,737 in 2005 and 2004, respectively.

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

       (b) Not applicable.

        (c) Pursuant to Section 7.7 of the Partnership Agreement, as amended, each Limited Partner has the right to present Units to the Partnership for purchase by submitting notice to the Managing General Partner. The purchase price of the Units is equal to 90% of the net asset value of the Units as determined by the Managing General Partner in accordance with the provisions of the Partnership Agreement. Units tendered to the Partnership are redeemed at the purchase price established for the quarter in which the Partnership received a notice at least 60 days prior to the repurchase dates of January 1st, April 1st, July 1st and October 1st subject to the following limitations. The Partnership is not obligated to purchase in any year more than 5% of the number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership. During the period covered by this report, the Partnership did not purchase any Units.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS

                           Description

    10.1 Purchase Agreement dated May 8, 2005 between the Partnership and Joan T. Simpson relating to the Property at 325 Daniel Webster Highway, Merrimack, New Hampshire (incorporated by reference to Exhibit 10.1 of Form 8-K filed July 21, 2005).

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


Dated:  August 5, 2005        AEI Real Estate Fund XVII
                              Limited Partnership
                              By:  AEI Fund Management XVII, Inc.
                              Its: Managing General Partner



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