Form 10QSB
period 2005-09-30
AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
filed 2005-11-14
CIK 819577

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2005

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 2005 and December 31, 2004

          Statements for the Periods ended September 30, 2005 and 2004:

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

 Item 5. Other Information

 Item 6. Exhibits

          Signatures

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                          BALANCE SHEET
            SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

                           (Unaudited)

                             ASSETS

                                                      2005          2004
CURRENT ASSETS:
  Cash and Cash Equivalents                       $ 2,743,190    $ 4,876,376

INVESTMENTS IN REAL ESTATE:
  Land                                                511,477      1,206,850
  Buildings and Equipment                           1,317,653      2,961,400
  Accumulated Depreciation                           (310,495)      (783,080)
                                                   -----------    -----------
                                                    1,518,635      3,385,170
  Real Estate Held for Sale                         1,325,525      3,760,504
                                                   -----------    -----------
      Net Investments in Real Estate                2,844,160      7,145,674
                                                   -----------    -----------
          Total Assets                            $ 5,587,350    $12,022,050
                                                   ===========    ===========

                          LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $    11,692    $    63,403
  Distributions Payable                             2,112,729      4,261,578
  Unearned Rent                                         1,371              0
                                                   -----------    -----------
      Total Current Liabilities                     2,125,792      4,324,981
                                                   -----------    -----------
PARTNERS' CAPITAL:
  General Partners                                     29,566         36,287
  Limited Partners, $1,000 per Unit;
   30,000 Units authorized; 23,389 Units issued;
   19,557 and 19,626 Units outstanding in
   2005 and 2004, respectively                      3,431,992      7,660,782
                                                   -----------    -----------
      Total Partners' Capital                       3,461,558      7,697,069
                                                   -----------    -----------
        Total Liabilities and Partners' Capital   $ 5,587,350    $12,022,050
                                                   ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                Three Months Ended       Nine Months Ended
                               9/30/05      9/30/04     9/30/05      9/30/04

RENTAL INCOME                  $  50,604  $   49,772  $  151,534   $  149,044

EXPENSES:
   Partnership Administration -
     Affiliates                   26,975      42,854      93,829      141,419
   Partnership Administration and
     Property  Management -
     Unrelated Parties             1,534       8,635      17,562       34,590
   Depreciation                   12,034      12,034      36,102       36,102
                                ---------  ----------  ----------   ----------
      Total Expenses              40,543      63,523     147,493      212,111
                                ---------  ----------  ----------   ----------

OPERATING INCOME (LOSS)           10,061     (13,751)      4,041      (63,067)
OTHER INCOME:
   Interest Income                19,697       4,813      45,879       21,955
                                ---------  ----------  ----------   ----------
INCOME (LOSS) FROM CONTINUING
   OPERATIONS                     29,758      (8,938)     49,920      (41,112)

Income from Discontinued
 Operations                      741,034   1,033,426   3,204,381    3,832,536
                                ---------  ----------  ----------   ----------
NET INCOME                     $ 770,792  $1,024,488  $3,254,301   $3,791,424
                                =========  ==========  ==========   ==========
NET INCOME ALLOCATED:
   General Partners            $  28,086  $   37,927  $   68,177   $   65,596
   Limited Partners              742,706     986,561   3,186,124    3,725,828
                                ---------  ----------  ----------   ----------
                               $ 770,792  $1,024,488  $3,254,301   $3,791,424
                                =========  ==========  ==========   ==========
INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations       $    1.51  $    (0.45) $     2.53   $    (2.07)
   Discontinued Operations         36.47       50.62      160.38       191.11
                                ---------  ----------  ----------   ----------
        Total                  $   37.98  $    50.17  $   162.91   $   189.04
                                =========  ==========  ==========   ==========
Weighted Average Units
  Outstanding                     19,557      19,663      19,557       19,709
                                =========  ==========  ==========   ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                      2005           2004
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                     $ 3,254,301    $ 3,791,424

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                      71,721        196,802
     Gain on Sale of Real Estate                   (2,992,619)    (3,156,803)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                     (51,711)         9,001
     Increase (Decrease) in Unearned Rent               1,371         (6,274)
                                                   -----------    -----------
            Total  Adjustments                     (2,971,238)    (2,957,274)
                                                   -----------    -----------
        Net Cash Provided By
           Operating Activities                       283,063        834,150
                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                               0     (1,955,054)
   Proceeds from Sale of Real Estate                7,222,412      5,699,302
                                                   -----------    -----------
       Net Cash Provided By
          Investing Activities                      7,222,412      3,744,248
                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable               (2,148,849)      (347,243)
   Distributions to Partners                       (7,457,655)    (4,851,690)
   Redemption Payments                                (32,157)      (199,199)
                                                   -----------    -----------
        Net Cash Used For
           Financing Activities                    (9,638,661)    (5,398,132)
                                                   -----------    -----------
NET DECREASE IN CASH
      AND CASH EQUIVALENTS                         (2,133,186)      (819,734)

CASH AND CASH EQUIVALENTS, beginning of period      4,876,376      2,980,144
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS, end of period          $ 2,743,190    $ 2,160,410
                                                   ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                                                   Limited
                                                                 Partnership
                             General     Limited                    Units
                             Partners    Partners       Total    Outstanding


BALANCE, December 31, 2003  $ 16,201   $12,521,603   $12,537,804    19,941.50

  Distributions              (48,517)   (4,803,173)   (4,851,690)

  Redemption Payments         (1,992)     (197,207)     (199,199)     (278.50)

  Net Income                  65,596     3,725,828     3,791,424
                             --------   -----------   -----------  -----------
BALANCE, September 30, 2004 $ 31,288   $11,247,051   $11,278,339    19,663.00
                             ========   ===========   ===========  ===========


BALANCE, December 31, 2004  $ 36,287   $ 7,660,782   $ 7,697,069    19,626.00

  Distributions              (74,577)   (7,383,078)   (7,457,655)

  Redemption Payments           (321)      (31,836)      (32,157)      (69.00)

  Net Income                  68,177     3,186,124     3,254,301
                             --------   -----------   -----------  -----------
BALANCE, September 30, 2005 $ 29,566   $ 3,431,992   $ 3,461,558    19,557.00
                             ========   ===========   ===========  ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2005

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

     During the first nine months of 2005, the Partnership sold its remaining 21.3023% interest in the Champps Americana restaurant, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,300,705, which resulted in a net gain of $616,005. The cost and related accumulated depreciation of the interests sold was $731,618 and $46,918, respectively. At December 31, 2004, the property was classified as Real Estate Held for Sale with a book value of $684,700.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     During the first quarter of 2005, the Partnership sold 43.4827% of the Eckerd drug store in Cicero, New York, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,667,361, which resulted in a net gain of $328,279. The cost and related accumulated depreciation of the interests sold was $1,379,430 and $40,348, respectively. The Partnership is attempting to sell its remaining 6.5173% interest in the property. At September 30, 2005 and December 31, 2004, the property was classified as Real Estate Held for Sale with a book value of $200,705 and $1,539,787, respectively.

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

     On July 18, 2005, the Partnership sold the Children's World daycare center in Merrimack, New Hampshire to an unrelated third party. The Partnership received net sale proceeds of $1,253,115, which resulted in a net gain of $583,121. At the time of sale, the cost and related accumulated depreciation was $1,159,242 and $489,248, respectively.

     Subsequent to September 30, 2005, the Partnership sold 25.395% of the Johnny Carino's restaurant in Longview, Texas to an unrelated third party. The Partnership received total net sale proceeds of approximately $832,000, which resulted in a net gain of approximately $260,700. The cost and related accumulated depreciation of the interests sold was $599,261 and $27,695, respectively. The Partnership is attempting to sell its remaining 24.605% interest in the property. At September 30, 2005, the property was classified as Real Estate Held for Sale with a book value of $1,124,820.

     During  the  first  nine  months  of  2005  and  2004,   the
     Partnership distributed $7,156,409 and $4,211,668 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $362.26 and $211.99 per Limited Partnership Unit, respectively.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended September 30:

                                Three Months Ended        Nine Months Ended
                               9/30/05       9/30/04     9/30/05      9/30/04

Rental Income                 $ 38,396    $  253,448   $  256,279  $  845,852
Property Management Expenses      (343)       (2,434)      (8,898)     (9,419)
Depreciation                    (7,341)      (57,375)     (35,619)   (160,700)
Gain on Disposal of
  Real Estate                  710,322       839,787    2,992,619   3,156,803
                               --------    ----------   ----------  ----------
   Income from Discontinued
     Operations               $741,034    $1,033,426   $3,204,381  $3,832,536
                               ========    ==========   ==========  ==========

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Results of Operations

       For the nine months ended September 30, 2005 and 2004, the Partnership recognized rental income from continuing operations of $151,534 and $149,044, respectively.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       For the nine months ended September 30, 2005 and 2004, the Partnership incurred Partnership administration expenses from affiliated parties of $93,829 and $141,419, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. As the Partnership's asset base decreases due to property sales, it is allocated a smaller share of expenses that are allocated by AEI Fund Management, Inc. based on the relative assets of the funds under management. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $17,562 and $34,590, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

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

       For the nine months ended September 30, 2005 and 2004, the Partnership recognized interest income of $45,879 and $21,955, respectively. In 2005, interest income increased due to higher money market interest rates in 2005.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations.
For the nine months ended September 30, 2005, the Partnership recognized income from discontinued operations of $3,204,381, representing rental income less property management expenses of $211,762 and gain on disposal of real estate of $2,992,619. For the nine months ended September 30, 2004, the Partnership recognized income from discontinued operations of $3,832,536, representing rental income less property management expenses of $675,733 and gain on disposal of real estate of $3,156,803.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

       During the first nine months of 2005, the Partnership sold its remaining 21.3023% interest in the Champps Americana restaurant, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,300,705, which resulted in a net gain of $616,005. The cost and related accumulated depreciation of the interests sold was $731,618 and $46,918, respectively. At December 31, 2004, the property was classified as Real Estate Held for Sale with a book value of $684,700.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During the first quarter of 2005, the Partnership sold 43.4827% of the Eckerd drug store in Cicero, New York, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,667,361, which resulted in a net gain of $328,279. The cost and related accumulated depreciation of the interests sold was $1,379,430 and $40,348, respectively. The Partnership is attempting to sell its remaining 6.5173% interest in the property. At September 30, 2005 and December 31, 2004, the property was classified as Real Estate Held for Sale with a book value of $200,705 and $1,539,787, respectively.

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

        On July 18, 2005, the Partnership sold the Children's World daycare center in Merrimack, New Hampshire to an unrelated third party. The Partnership received net sale proceeds of $1,253,115, which resulted in a net gain of $583,121. At the time of sale, the cost and related accumulated depreciation was $1,159,242 and $489,248, respectively.

        Subsequent to September 30, 2005, the Partnership sold 25.395% of the Johnny Carino's restaurant in Longview, Texas to an unrelated third party. The Partnership received total net sale proceeds of approximately $832,000, which resulted in a net gain of approximately $260,700. The cost and related accumulated depreciation of the interests sold was $599,261 and $27,695, respectively. The Partnership is attempting to sell its remaining 24.605% interest in the property. At September 30, 2005, the property was classified as Real Estate Held for Sale with a book value of $1,124,820.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Liquidity and Capital Resources

        During the nine months ended September 30, 2005, the Partnership's cash balances decreased $2,133,186 as a result of distributions paid to the Partners in excess of cash generated from operating and investing activities. During the nine months ended September 30, 2004, the Partnership's cash balances decreased $819,734 as a result of cash used to purchase property and cash distributions of net sale proceeds paid to the Partners, which were partially offset by cash generated from the sale of property.

        Net cash provided by operating activities decreased from $834,150 in 2004 to $283,063 in 2005 due to a decrease in total rental and interest income in 2005 and net timing differences in the collection of payments from lessees and the payment of expenses, which were partially offset by a decrease in Partnership administration and property management expenses in 2005.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2005 and 2004, the Partnership generated cash flow from the sale of real estate of $7,222,412 and $5,699,302, respectively. During the nine months ended September 30, 2004, the Partnership expended $1,955,054 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       For the nine months ended September 30, 2005 and 2004, the Partnership declared distributions of $7,457,655 and $4,851,690, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $7,383,078 and $4,803,173 and the General Partners received distributions of $74,577 and $48,517 for the periods, respectively. In June and August 2004, the Partnership declared special distributions of $505,051 and $3,535,355, respectively, of net sale proceeds. In March, June and September 2005, the Partnership declared special distributions of $4,040,404, $1,010,101 and $2,020,202, respectively, of net sale proceeds, which resulted in higher distributions in 2005.

        During the first nine months of 2005 and 2004, the Partnership distributed $7,156,409 and $4,211,668 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $362.26 and $211.99 per Limited Partnership Unit, respectively.

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

        On January 1, 2005, six Limited Partners redeemed a total of 69 Partnership Units for $31,836 in accordance with the Partnership Agreement. During the first nine months of 2004, 26 Limited Partners redeemed a total of 278.5 Partnership Units for $197,207. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 274 Limited Partners redeemed 3,447.2 Partnership Units for $2,533,136. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $321 and $1,992 in 2005 and 2004, respectively.

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

ITEM 3.CONTROLS AND PROCEDURES.  (Continued)

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


Dated:  November 7, 2005      AEI Real Estate Fund XVII
                              Limited Partnership
                              By:  AEI Fund Management XVII, Inc.
                              Its: Managing General Partner



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