Form 10KSB
period 2005-12-31
AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
filed 2006-03-30
CIK 819577

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

    Annual Report Under Section 13 or 15(d) of The Securities
                      Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2005

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

Securities registered under Section 12(b) of the Exchange Act:
                                 Name of each exchange on
     Title of each class             which registered
             None                          None

Securities registered under Section 12(g) of the Exchange Act:

                      Limited Partnership Units
                        (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes [X]   No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell  company
(as defined in Rule 12b-2 of the Exchange Act).  Yes   No [X]

The Issuer's revenues for the year ended December 31, 2005 were $475,613.

As of February 28, 2006, there were 19,514.40 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $19,514,400.

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

        In the second quarter of 2006, the Managing General Partner plans to solicit by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. If a majority of the voting Units are voted in favor of the proposal, the Managing General Partner will proceed with the planned liquidation of the Partnership. If the Partnership sells its remaining property in 2006, the Partnership anticipates liquidation to occur by December 31, 2006.

Leases

       Although there are variations in the specific terms of the leases, the following is a summary of the general terms of the Partnership's leases. The properties are leased to various tenants under triple net leases, which are classified as operating leases. Under a triple net lease, the tenant is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses for the property. The primary lease terms are for 15 to 20 years. The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

Property Activity

        During the first six months of 2003, the Partnership sold its 26.05% interest in the Champps Americana restaurant in Troy, Michigan, in eight separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,753,563, which resulted in a net gain of $602,200. The cost and related accumulated depreciation of the interests sold was $1,289,135 and $137,772, respectively.

        During the second quarter of 2003, the Partnership sold its 14% interest in the Champps Americana restaurant in Centerville, Ohio, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $782,545, which resulted in a net gain of $272,714. The cost and related accumulated depreciation of the interests sold was $551,677 and $41,846, respectively.

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

        In May 2003, the Partnership entered into an agreement to sell the Taco Cabana restaurant in San Marcos, Texas, to the tenant. On July 30, 2003, the sale closed with the Partnership receiving net sale proceeds of $1,333,145, which resulted in a net gain of $746,296. At the time of sale, the cost and related accumulated depreciation was $1,013,505 and $426,656, respectively.

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

       In January 2004, the Partnership entered into an agreement to sell the Children's World daycare center in Palatine, Illinois to an unrelated third party. On April 20, 2004, the sale closed with the Partnership receiving net sale proceeds of $1,298,032, which resulted in a net gain of $839,357. At the time of sale, the cost and related accumulated depreciation was $801,098 and $342,423, respectively.

         In February 2004, the Partnership entered into an agreement to sell the Cheddar's restaurant in Davenport, Iowa to an unrelated third party. On April 27, 2004, the sale closed with the Partnership receiving net sale proceeds of $2,527,592, which resulted in a net gain of $1,475,174. At the time of sale, the cost and related accumulated depreciation was $1,530,934 and $478,516, respectively.

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

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

        In July 2003, the tenant of the Razzoo's restaurant in Austin, Texas notified the Partnership that it was experiencing financial difficulty stemming from lower than expected sales and that it might not be able to pay future rents. However, rents are current. In November 2004, the Partnership and the tenant entered into an agreement to amend the Lease to provide the tenant with options to purchase the property and terminate the Lease. Under the purchase option, which expires October 31, 2006, the tenant can elect to purchase the Partnership's interest in the property for $442,000. Under the termination option, the tenant can elect to terminate the Lease by providing no less than six months prior written notice and paying a termination payment equal to one year's rent. The lease cannot be terminated prior to October 31, 2006. As part of this agreement, the Partnership received a personal guarantee from the majority shareholder of the tenant for payment of the rent through October 31, 2006. In addition, the Partnership was reimbursed for certain expenses it incurred related to legal action it pursued in connection with this situation.

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

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

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

        On November 10, 2005, the Partnership sold its remaining 6.5173% interest in the Eckerd drug store to an unrelated third party. The Partnership received net sale proceeds of $251,124. The cost and related accumulated depreciation of the interest sold was $206,753 and $6,048, respectively.

        During the fourth quarter of 2005, the Partnership sold its 50% interest in the Johnny Carino's restaurant in Longview, Texas, in five separate transactions, to unrelated third parties. On an accrual basis, the Partnership received total net sale proceeds of $1,631,255. The cost and related accumulated depreciation of the interests sold was $1,179,878 and $55,058, respectively. The Partnership incurred $68,748 of expenses related to the sale of this property that were not paid as of December 31, 2005. As a result, the cash proceeds from these sales were $1,700,003.

Major Tenants

        During 2005, four tenants each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 90% of total rental revenue in 2005. With the planned liquidation of the Partnership, the major tenant information will no longer be applicable.

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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2005.


                          Total Property               Annual    Annual
                 Purchase  Acquisition                 Lease     Rent Per
Property           Date      Costs       Tenant        Payment    Sq. Ft.

Timber Lodge
 Steakhouse Restaurant
 St. Cloud, MN                         Timber Lodge
 (1.9949%)      11/18/97  $   31,970  Steakhouse, Inc. $  3,815   $27.39

Timber Lodge
 Steakhouse Restaurant
 Rochester, MN                         Timber Lodge
 (65.5178%)       9/3/98  $1,251,894 Steakhouse, Inc.  $145,716   $31.86

Razzoo's Restaurant
 Austin, TX
 (17%)           6/27/01  $  545,266  Razzoo's LP      $ 55,706   $33.44


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

        The primary Lease terms are 20 years except for the Razzoo's restaurant, which has a primary term of 15 years. The Leases provide the tenants with two five-year renewal options subject to the same terms and conditions as the primary term.

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

        During the last five years, all properties listed above were 100% occupied.

ITEM 3. LEGAL PROCEEDINGS.

       None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.
                             PART II

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
       AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

        (a) As of December 31, 2005, there were 1,746 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

       Cash distributions of $90,412 and $91,271 were made to the General Partners and $8,950,776 and $9,035,862 were made to the Limited Partners in 2005 and 2004, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed $8,591,192 and $8,190,242 of proceeds from property sales in 2005 and 2004, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

       (b) Not applicable.

        (c) Pursuant to Section 7.7 of the Partnership Agreement, as amended, each Limited Partner has the right to present Units to the Partnership for purchase by submitting notice to the Managing General Partner. The purchase price of the Units is equal to 90% of the net asset value of the Units as determined by the Managing General Partner in accordance with the provisions of the Partnership Agreement. Units tendered to the Partnership are redeemed at the purchase price established for the quarter in which the Partnership received a notice at least 60 days prior to the repurchase dates of January 1st, April 1st, July 1st and October 1st subject to the following limitations. The Partnership is not obligated to purchase in any year more than 5% of the number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership. During the last three months, the Partnership did not purchase any Units.

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

       Through September 30, 2005, the Partnership purchased properties and recorded them in the financial statements at the lower of cost or estimated realizable value. The Partnership initially recorded the properties at cost (including capitalized acquisition expenses). The Partnership was required to periodically evaluate the carrying value of properties to determine whether their realizable value declined. For properties the Partnership would hold and operate, management determined whether impairment occurred by comparing the property's probability-weighted cash flows to its then current carrying value. For properties held for sale, management determined whether impairment occurred by comparing the property's estimated fair value less cost to sell to its then current carrying value. If the carrying value was greater than the realizable value, an impairment loss was recorded to reduce the carrying value of the property to its realizable value. A change in these assumptions or analysis may have caused material changes in the carrying value of the properties.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       Effective October 1, 2005, the Partnership adopted the liquidation basis of accounting because, pending the approval of the Limited Partners, the General Partners anticipate the liquidation of the Partnership during 2006. In accordance with the liquidation basis of accounting, assets are recorded at their estimated net realizable value (the amount of cash expected to be received) and liabilities are recorded at the amount estimated to be paid to creditors and Partners. At December 31, 2005, the estimated real estate values were based upon comparable sales and a tenant purchase option contained in a lease. Any changes in these estimates could cause material changes in the net assets in liquidation.

        AEI Fund Management, Inc. allocates expenses to each of the funds they manage primarily on the basis of the number of hours devoted by their employees to each fund's affairs. They also allocate expenses at the end of each month that are not directly related to a fund's operations based upon the number of investors in the fund and the fund's capitalization relative to other funds they manage. The Partnership reimburses these expenses subject to detailed limitations contained in the Partnership Agreement.

         Management   of  the  Partnership  has   discussed   the
development and selection of the above accounting estimates and the management discussion and analysis disclosures regarding them with the managing partner of the Partnership.

Results of Operations

        For the years ended December 31, 2005 and 2004, while in the operating and liquidation phases, the Partnership recognized rental income of $475,613 and $1,223,165, respectively. In 2005, rental income decreased as a result of property sales. During the same periods, the Partnership recognized interest income of $60,944 and $39,093, respectively. In 2005, interest income increased due to higher money market interest rates.

        For the years ended December 31, 2005 and 2004, while in the operating and liquidation phases, the Partnership incurred Partnership administration expenses from affiliated parties of $113,631 and $171,908, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. As the Partnership's asset base decreases due to property sales, it is allocated a smaller share of expenses that are allocated by AEI Fund Management, Inc. based on the relative assets of the funds under management. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $27,552 and $28,981, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        At December 31, 2005, the Partnership recognized an adjustment of estimated value of $677,365 resulting from adopting the liquidation basis of accounting and recording their assets at estimated net realizable value and liabilities at the amount estimated to be paid.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In July 2003, the tenant of the Razzoo's restaurant in Austin, Texas notified the Partnership that it was experiencing financial difficulty stemming from lower than expected sales and that it might not be able to pay future rents. However, rents are current. In November 2004, the Partnership and the tenant entered into an agreement to amend the Lease to provide the tenant with options to purchase the property and terminate the Lease. Under the purchase option, which expires October 31, 2006, the tenant can elect to purchase the Partnership's interest in the property for $442,000. Under the termination option, the tenant can elect to terminate the Lease by providing no less than six months prior written notice and paying a termination payment equal to one year's rent. The lease cannot be terminated prior to October 31, 2006. As part of this agreement, the Partnership received a personal guarantee from the majority shareholder of the tenant for payment of the rent through October 31, 2006. In addition, the Partnership was reimbursed for certain expenses it incurred related to legal action it pursued in connection with this situation.

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

Liquidity and Capital Resources

        In the second quarter of 2006, the Managing General Partner plans to solicit by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. If a majority of the voting Units are voted in favor of the proposal, the Managing General Partner will proceed with the planned liquidation of the Partnership. If the Partnership sells its remaining property in 2006, the Partnership anticipates liquidation to occur by December 31, 2006.

        During the period from October 1, 2005 to December 31, 2005, while in the liquidation phase, the Partnership's Net Assets in Liquidation decreased $287,343 mainly as a result of cash distributions of net sale proceeds paid to the Partners, which were partially offset by the adjustment to increase Investments in Real Estate from their historical bases to their estimated net realizable value. During the period from January 1, 2005 to September 30, 2005, while in the operating phase, the Partnership's cash balances decreased $2,133,186 as a result of distributions paid to the Partners in excess of cash generated from operating and investing activities. During the year ended December 31, 2004, the Partnership's cash balances increased $1,896,232 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and cash distributions of net sale proceeds paid to the Partners.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

       In January 2004, the Partnership entered into an agreement to sell the Children's World daycare center in Palatine, Illinois to an unrelated third party. On April 20, 2004, the sale closed with the Partnership receiving net sale proceeds of $1,298,032, which resulted in a net gain of $839,357. At the time of sale, the cost and related accumulated depreciation was $801,098 and $342,423, respectively.

         In February 2004, the Partnership entered into an agreement to sell the Cheddar's restaurant in Davenport, Iowa to an unrelated third party. On April 27, 2004, the sale closed with the Partnership receiving net sale proceeds of $2,527,592, which resulted in a net gain of $1,475,174. At the time of sale, the cost and related accumulated depreciation was $1,530,934 and $478,516, respectively.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        On November 10, 2005, the Partnership sold its remaining 6.5173% interest in the Eckerd drug store to an unrelated third party. The Partnership received net sale proceeds of $251,124. The cost and related accumulated depreciation of the interest sold was $206,753 and $6,048, respectively.

        During the fourth quarter of 2005, the Partnership sold its 50% interest in the Johnny Carino's restaurant in Longview, Texas, in five separate transactions, to unrelated third parties. On an accrual basis, the Partnership received total net sale proceeds of $1,631,255. The cost and related accumulated depreciation of the interests sold was $1,179,878 and $55,058, respectively. The Partnership incurred $68,748 of expenses related to the sale of this property that were not paid as of December 31, 2005. As a result, the cash proceeds from these sales were $1,700,003.

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

        For the years ended December 31, 2005 and 2004, the Partnership declared distributions of $9,041,188 and $9,127,133, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $8,950,776 and $9,035,862 and the General Partners received distributions of $90,412 and $91,271 for the periods, respectively. In June, August and December 2004, the Partnership declared special distributions of $505,051, $3,535,355 and $4,040,404, respectively, of net sale proceeds. In March, June, September and December 2005, the Partnership declared special distributions of $4,040,404, $1,010,101, $2,020,202 and $1,515,152, respectively, of net sale proceeds.

         During 2005 and 2004, the Partnership distributed $8,677,972 and $8,272,972 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $439.28 and $416.85 per Limited Partnership Unit, respectively.

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

        During 2005, six Limited Partners redeemed a total of 69 Partnership Units for $31,836 in accordance with the Partnership Agreement. During 2004, 30 Limited Partners redeemed a total of
315.5 Partnership Units for $220,131. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 274 Limited Partners redeemed 3,447.2 Partnership Units for $2,533,136. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $321 and $2,223 in 2005 and 2004, respectively.

       The continuing rent payments from the properties, together with  cash  generated from property sales, should be adequate  to
fund   continuing   distributions  and  meet  other   Partnership
obligations.

ITEM 7.   FINANCIAL STATEMENTS.

       See accompanying index to financial statements.





          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Registered Public Accounting Firm

Statement of Net Assets Available for Liquidation at December 31,
2005

Balance Sheet as of December 31, 2004

Statement of Liquidating Activities for the Period From
   October 1, 2005 to December 31, 2005

Statements for the Period From January 1, 2005 to September 30,
2005
   and for the Year Ended December 31, 2004:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements


     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners:
AEI Real Estate Fund XVII Limited Partnership
St. Paul, Minnesota


      We have audited the accompanying balance sheet of AEI Real Estate Fund XVII Limited Partnership (a Minnesota limited partnership) as of December 31, 2004, and the related statements of income, cash flows and changes in partners' capital for the year then ended and the statements of income, cash flows and changes in partners' capital for the period from January 1, 2005 to September 30, 2005. We also have audited the statement of net assets available for liquidation of AEI Real Estate Fund XVII Limited Partnership as of December 31, 2005, and the related statement of liquidating activities for the period from October 1, 2005 to December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      As described in the Notes to the financial statements, the General Partners of AEI Real Estate Fund XVII Limited Partnership anticipate the liquidation of the Partnership during 2006. Because liquidation is imminent, the Partnership changed its basis of accounting after September 30, 2005, from the going concern basis to the liquidation basis.

      In our opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of AEI Real Estate Fund XVII Limited Partnership as of December 31, 2004, and the results of its operations and its cash flows for the year then ended and for the period from January 1, 2005, to September 30, 2005, its net assets available for liquidation as of December 31, 2005, and the statement of liquidating activities for the period from October 1, 2005 to December 31, 2005, in conformity with U.S. generally accepted accounting principles applied on the bases of accounting described in the preceding paragraph.



                      /s/Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                   Certified Public Accountants

Minneapolis, Minnesota
January 27, 2006

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
        STATEMENT OF NET ASSETS AVAILABLE FOR LIQUIDATION
                        DECEMBER 31, 2005





ASSETS:
  Cash and Cash Equivalents                        $ 2,637,924
  Investments in Real Estate                         2,196,000
                                                    -----------
          Total Assets                               4,833,924
                                                    -----------

LIABILITIES:
  Payable to AEI Fund Management, Inc.                  80,440
  Distributions Payable                              1,579,269
                                                    -----------
          Total Liabilities                          1,659,709
                                                    -----------
    NET ASSETS (PARTNERS' CAPITAL) IN LIQUIDATION,
     including 19,557 Limited Partnership Units
     outstanding                                   $ 3,174,215
                                                    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                          BALANCE SHEET
                        DECEMBER 31, 2004

                             ASSETS


CURRENT ASSETS:
  Cash and Cash Equivalents                         $ 4,876,376

INVESTMENTS IN REAL ESTATE:
  Land                                                1,206,850
  Buildings and Equipment                             2,961,400
  Accumulated Depreciation                             (783,080)
                                                     -----------
                                                      3,385,170
  Real Estate Held for Sale                           3,760,504
                                                     -----------
      Net Investments in Real Estate                  7,145,674
                                                     -----------
          Total Assets                              $12,022,050
                                                     ===========

                LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.              $    63,403
  Distributions Payable                               4,261,578
                                                     -----------
      Total Current Liabilities                       4,324,981
                                                     -----------
PARTNERS' CAPITAL:
  General Partners                                       36,287
  Limited Partners, $1,000 per Unit;
     30,000 Units authorized; 23,389 Units issued;
     19,626 Units outstanding in 2004                 7,660,782
                                                     -----------
      Total Partners' Capital                         7,697,069
                                                     -----------
         Total  Liabilities and Partners' Capital   $12,022,050
                                                     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
               STATEMENT OF LIQUIDATING ACTIVITIES
    FOR THE PERIOD FROM OCTOBER 1, 2005 TO DECEMBER 31, 2005




SOURCES OF ADDITIONAL CASH:
  Rent                                              $   66,429
  Interest Income                                       15,065
  Proceeds from Sale of Real Estate                  1,951,127
                                                     ----------
      Total Sources of Additional Cash               2,032,621
                                                     ----------

USES OF ADDITIONAL CASH:
  Partnership Administration - Affiliates               19,802
  Partnership Administration and Property
     Management - Unrelated Parties                      1,092
  Distributions to Partners                          2,116,993
                                                     ----------
      Total Uses of Additional Cash                  2,137,887
                                                     ----------
DECREASE IN NET ASSETS IN LIQUIDATION
   BEFORE  ADJUSTMENTS                                (105,266)
                                                     ----------

ADJUSTMENTS OF ESTIMATED VALUES:
   Increase in Net Realizable values of:
     Real Estate                                       677,365
     Payable to AEI Fund Management, Inc.              (68,748)
     Distributions Payable                             533,460
     Unearned Rent                                       1,371
  Net Book Value, as of September 30, 2005,
     of Real Estate Sold                            (1,325,525)
                                                     ----------
           Total Adjustment of Estimated Values       (182,077)
                                                     ----------

DECREASE IN NET ASSETS IN LIQUIDATION                 (287,343)

BEGINNING NET ASSETS IN LIQUIDATION
    (PARTNERS' CAPITAL AT SEPTEMBER 30, 2005)        3,461,558
                                                     ----------
ENDING NET ASSETS IN LIQUIDATION                    $3,174,215
                                                     ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
    FOR THE PERIOD FROM JANUARY 1, 2005 TO SEPTEMBER 30, 2005
            AND FOR THE YEAR ENDED DECEMBER 31, 2004


                                                     2005           2004

INTEREST INCOME                                 $    45,879     $    39,093

INCOME FROM DISCONTINUED OPERATIONS:
  Rental Income                                     407,813       1,223,165
  Partnership Administration - Affiliates           (93,829)       (171,908)
  Partnership Administration and Property
     Management - Unrelated Parties                 (26,460)        (28,981)
  Depreciation                                      (71,721)       (250,451)
  Gain on Sale of Real Estate                     2,992,619       3,697,834
                                                 -----------     -----------
     Total Income from Discontinued Operations    3,208,422       4,469,659
                                                 -----------     -----------

NET INCOME                                      $ 3,254,301     $ 4,508,752
                                                 ===========     ===========

NET INCOME ALLOCATED:
  General Partners                              $    68,177     $   113,580
  Limited Partners                                3,186,124       4,395,172
                                                 -----------     -----------
                                                $ 3,254,301     $ 4,508,752
                                                 ===========     ===========

INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations                        $      2.32     $      1.97
   Discontinued Operations                           160.59          221.27
                                                 -----------     -----------
         Total                                  $    162.91     $    223.24
                                                 ===========     ===========

Weighted Average Units Outstanding                   19,557          19,688
                                                 ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
    FOR THE PERIOD FROM JANUARY 1, 2005 TO SEPTEMBER 30, 2005
            AND FOR THE YEAR ENDED DECEMBER 31, 2004

                                                      2005           2004

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                      $ 3,254,301    $ 4,508,752

  Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                                      71,721        250,451
     Gain on Sale of Real Estate                   (2,992,619)    (3,697,834)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                     (51,711)        42,233
     Increase (Decrease) in Unearned Rent               1,371         (6,274)
                                                   -----------    -----------
           Total Adjustments                       (2,971,238)    (3,411,424)
                                                   -----------    -----------
       Net Cash Provided By
           Operating Activities                       283,063      1,097,328
                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                                0     (1,959,272)
  Proceeds from Sale of Real Estate                 7,222,412      8,400,597
                                                   -----------    -----------
       Net Cash Provided By
           Investing Activities                     7,222,412      6,441,325
                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable    (2,148,849)     3,707,066
   Distributions to Partners                       (7,457,655)    (9,127,133)
   Redemption Payments                                (32,157)      (222,354)
                                                   -----------    -----------
       Net Cash Used For
          Financing Activities                     (9,638,661)    (5,642,421)
                                                   -----------    -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                            (2,133,186)     1,896,232

CASH AND CASH EQUIVALENTS, beginning of period      4,876,376      2,980,144
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS, end of period          $ 2,743,190    $ 4,876,376
                                                   ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
    FOR THE PERIOD FROM JANUARY 1, 2005 TO SEPTEMBER 30, 2005
            AND FOR THE YEAR ENDED DECEMBER 31, 2004


                                                                  Limited
                                                                Partnership
                             General     Limited                   Units
                             Partners    Partners     Total     Outstanding


BALANCE, December 31, 2003  $ 16,201  $12,521,603  $12,537,804   19,941.50

  Distributions              (91,271)  (9,035,862)  (9,127,133)

  Redemption Payments         (2,223)    (220,131)    (222,354)    (315.50)

  Net Income                 113,580    4,395,172    4,508,752
                             --------  -----------  -----------  ----------
BALANCE, December 31, 2004    36,287    7,660,782    7,697,069   19,626.00

  Distributions              (74,577)  (7,383,078)  (7,457,655)

  Redemption Payments           (321)     (31,836)     (32,157)     (69.00)

  Net Income                  68,177    3,186,124    3,254,301
                             --------  -----------  -----------  ----------
BALANCE, September 30, 2005 $ 29,566  $ 3,431,992  $ 3,461,558   19,557.00
                             ========  ===========  ===========  ==========



 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

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


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

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

     In the second quarter of 2006, the Managing General Partner plans to solicit by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. If a majority of the voting Units are voted in favor of the proposal, the Managing General Partner will proceed with the planned liquidation of the Partnership. If the Partnership sells its remaining property in 2006, the Partnership anticipates liquidation to occur by December 31, 2006.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(2)  Summary of Significant Accounting Policies -

     Financial Statement Presentation

       Because liquidation is anticipated, the Partnership changed its basis of accounting after September 30, 2005, from the going concern basis to the liquidation basis. Effective October 1, 2005, the Partnership measures its assets and liabilities at the amounts of cash expected in liquidation and reports changes in estimates when they are known. The accounts of the Partnership are maintained on the accrual basis of accounting for both federal income tax purposes and financial reporting purposes.

     Accounting Estimates

       Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities,  and  the  reported revenues,  expenses,  and sources and uses of additional cash. Actual results could differ from those estimates.

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

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(2)  Summary of Significant Accounting Policies - (Continued)

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

       Real estate is recorded at the lower of cost or estimated net realizable value at December 31, 2004 and at estimated net realizable value at December 31, 2005. Through September 30, 2005, the Partnership compared the carrying amount of its properties to the estimated probability-weighted future cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the Partnership recognizes an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property.

       The  Partnership  has capitalized as Investments  in  Real
       Estate   certain   costs  incurred  in  the   review   and
       acquisition of the properties. The costs were allocated to the land, buildings and equipment.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(2)  Summary of Significant Accounting Policies - (Continued)

       Through  September 30, 2005, the buildings  and  equipment of the Partnership were depreciated using the straight-line method for financial reporting purposes based on estimated useful lives of 30 years and 10 years respectively.

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

       The Partnership's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located. These laws could require the Partnership to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found. For each property, an environmental assessment is completed prior to acquisition. In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant's business such as use of cleaning  supplies)  in violation  of  applicable  law  to restrict environmental and other damage. Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated. There were no environmental issues noted or liabilities recorded at December 31, 2005 and 2004.

     Reclassification

       Certain  items  in  the prior year's financial  statements have  been  reclassified to conform to 2005  presentation.
       These   reclassifications  had  no  effect  on   Partners'
       capital, net income or cash flows.

     Newly Issued Pronouncements

       The    Partnership   has   considered    the    accounting
       pronouncements  issued  after  December   2004   and   has
       determined that none of these pronouncements will have a material impact on its financial statements.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(3)  Related Party Transactions -

     The Partnership owns a 17% interest in a Razzoo's restaurant. The remaining interests in this property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership.

     The Partnership owned a 75% interest in a Jiffy Lube. The remaining interest in this property was owned by AEI Real Estate Fund XVI Limited Partnership, an affiliate of the Partnership. The Partnership owned a 28% interest in a Champps Americana restaurant in Utica, Michigan. The remaining interests in this property are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership, affiliates of the Partnership, and unrelated third parties. The Partnership owned a 50% interest in a Johnny Carino's restaurant in Mansfield, Texas. The remaining interest in this property was owned by AEI Real Estate Fund XVIII Limited Partnership, an affiliate of the Partnership. The Partnership owned a 50% interest in a Johnny Carino's restaurant in Longview, Texas. The remaining interests in this property are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership and unrelated third parties. The Partnership owned a 50% interest in an Eckerd drug store. The remaining interests in this property are owned by AEI Net Lease Income & Growth Fund XX Limited Partnership and unrelated third parties.

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                    Total Incurred by the Partnership
                                     for the Years Ended December 31

                                                   2005         2004
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                     $ 113,631   $ 171,908
                                                 ========    ========
b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties relating to Partnership
  administration and property management.
  These expenses included printing costs, legal
  and filing fees, direct administrative costs,
  outside audit costs, taxes, insurance and
  other property costs.                         $  27,552   $  28,981
                                                 ========    ========


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(3)  Related Party Transactions - (Continued)

                                    Total Incurred by the Partnership
                                     for the Years Ended December 31

                                                       2005        2004
c.AEI is reimbursed for all costs and direct
  expenses incurred by it in acquiring properties
  on behalf of the Partnership.  The amounts are net
  of financing and commitment fees and expense
  reimbursements received by the Partnership from
  the sellers and/or tenants in the amount of
  $5,000 for 2004.                                  $       0   $  35,840
                                                     ========    ========
d.AEI is reimbursed for all costs incurred in
  connection with the sale of property.             $ 290,816   $ 121,746
                                                     ========    ========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d.
     This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants under triple net leases, which are classified as operating leases. Under a triple net lease, the tenant is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The primary Lease terms are 20 years except for the Razzoo's restaurant, which has a primary term of 15 years. The Leases provide the tenants with two five-year renewal options subject to the same terms and conditions as the primary term. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions.

     The Partnership's properties are commercial, single-tenant buildings. The Timber Lodge Steakhouse in St. Cloud,
     Minnesota was constructed and acquired in 1997. The Timber Lodge Steakhouse in Rochester, Minnesota was constructed and acquired in 1998. The land for the Razzoo's restaurant was acquired in 2000 and construction of the restaurant was completed in 2001. There have been no costs capitalized as improvements subsequent to the acquisitions.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(4)  Investments in Real Estate - (Continued)

     Effective with the decision to liquidate, the carrying amounts of assets and liabilities were adjusted from their historical bases to the amounts of cash expected from their realization and settlement. Because of the expected short liquidation period, the effects of discounting would not be significant and have been ignored. At December 31, 2005, the estimated real estate values were based upon comparable sales and a tenant purchase option contained in a lease. The adjustment increased Investments in Real Estate by $677,365. It is at least reasonably possible that the amounts expected to be realized in the liquidation process will change in the near term.

     The historical cost and related accumulated depreciation and
     estimated  net  realizable  values  of  the  properties   at
     December 31, 2005 are as follows:

                            Historical Cost Basis        Liquidation Basis
                                 Buildings and      Accumulated Net Realizable
   Property               Land     Equipment  Total  Depreciation   Value

Timber Lodge Steakhouse,
 St. Cloud, MN        $   6,969 $   25,001 $   31,970  $   6,835  $   42,000
Timber Lodge Steakhouse,
 Rochester, MN          276,010    975,884  1,251,894    256,924   1,712,000
Razzoo's, Austin, TX    228,498    316,768    545,266     46,736     442,000
                       --------- ---------- ----------  ---------  ----------
                      $ 511,477 $1,317,653 $1,829,130  $ 310,495  $2,196,000
                       ========= ========== ==========  =========  ==========

     For properties owned as of December 31, 2005, the minimum future rent payments required by the leases are as follows:

                       2006           $  205,989
                       2007              209,437
                       2008              212,945
                       2009              216,515
                       2010              220,150
                       Thereafter      1,707,102
                                       -----------
                                      $ 2,772,138
                                       ===========

     There were no contingent rents recognized in 2005 or 2004.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

      Tenants                       Industry           2005       2004

     Timber Lodge Steakhouse, Inc.  Restaurant       $ 147,172  $ 144,392
     Kona Restaurant Group, Inc.    Restaurant         128,121    209,346
     KinderCare Learning
        Centers, Inc.               Child Care          96,552    418,204
     Razzoo's LP                    Restaurant          55,430        N/A
     Eckerd Corporation             Retail                 N/A    126,257
                                                      ---------  ---------
     Aggregate rent revenue of major tenants         $ 427,275  $ 898,199
                                                      =========  =========
     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                     90%        73%
                                                      =========  =========

(6)  Discontinued Operations -

     In  July  2003,  the  tenant of the Razzoo's  restaurant  in
     Austin, Texas notified the Partnership that it was experiencing financial difficulty stemming from lower than expected sales and that it might not be able to pay future rents. However, rents are current. In November 2004, the Partnership and the tenant entered into an agreement to amend the Lease to provide the tenant with options to purchase the property and terminate the Lease. Under the purchase option, which expires October 31, 2006, the tenant can elect to purchase the Partnership's interest in the property for $442,000. Under the termination option, the tenant can elect to terminate the Lease by providing no less than six months prior written notice and paying a termination payment equal to one year's rent. The lease cannot be terminated prior to October 31, 2006. As part of this agreement, the Partnership received a personal guarantee from the majority shareholder of the tenant for payment of the rent through October 31, 2006. In addition, the Partnership was reimbursed for certain expenses it incurred related to legal action it pursued in connection with this situation.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

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

     In  January 2004, the Partnership entered into an  agreement to sell the Children's World daycare center in Palatine, Illinois to an unrelated third party. On April 20, 2004, the sale closed with the Partnership receiving net sale proceeds of $1,298,032, which resulted in a net gain of $839,357. At the time of sale, the cost and related accumulated depreciation was $801,098 and $342,423, respectively.

     In February 2004, the Partnership entered into an agreement to sell the Cheddar's restaurant in Davenport, Iowa to an unrelated third party. On April 27, 2004, the sale closed with the Partnership receiving net sale proceeds of $2,527,592, which resulted in a net gain of $1,475,174. At the time of sale, the cost and related accumulated depreciation was $1,530,934 and $478,516, respectively.

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

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(6)  Discontinued Operations - (Continued)

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

     On November 10, 2005, the Partnership sold its remaining 6.5173% interest in the Eckerd drug store to an unrelated third party. The Partnership received net sale proceeds of $251,124. The cost and related accumulated depreciation of the interest sold was $206,753 and $6,048, respectively.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(6)  Discontinued Operations - (Continued)

     During the fourth quarter of 2005, the Partnership sold its 50% interest in the Johnny Carino's restaurant in Longview, Texas, in five separate transactions, to unrelated third parties. On an accrual basis, the Partnership received total net sale proceeds of $1,631,255. The cost and related accumulated depreciation of the interests sold was $1,179,878 and $55,058, respectively. The Partnership incurred $68,748 of expenses related to the sale of this property that were not paid as of December 31, 2005. As a result, the cash proceeds from these sales were $1,700,003.

     During 2005 and 2004, the Partnership distributed $8,677,972 and $8,272,972 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $439.28 and $416.85 per Limited Partnership Unit, respectively.

(7)  Partners' Capital -

     Cash distributions of $90,412 and $91,271 were made to the General Partners and $8,950,776 and $9,035,862 were made to the Limited Partners for the years ended December 31, 2005 and 2004, respectively. The Limited Partners' distributions represent $457.68 and $458.95 per Limited Partnership Unit outstanding using 19,557 and 19,688 weighted average Units in 2005 and 2004, respectively. The distributions represent $191.84 and $212.02 per Unit of Net Income and $265.84 and $246.93 per Unit of return of capital in 2005 and 2004, respectively.

     As part of the Limited Partner distributions discussed above, the Partnership distributed $8,591,192 and $8,190,242 of proceeds from property sales in 2005 and 2004, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

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

     During 2005, six Limited Partners redeemed a total of 69 Partnership Units for $31,836 in accordance with the
     Partnership Agreement. During 2004, 30 Limited Partners redeemed a total of 315.5 Partnership Units for $220,131. The Partnership acquired these Units using Net Cash Flow from operations. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $321 and $2,223 in 2005 and 2004, respectively.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(7)  Partners' Capital - (Continued)

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $-
     0- per original $1,000 invested.

(8)  Income Taxes -

     With  the  change in the Partnership's basis  of  accounting from the going concern basis to the liquidation basis, effective October 1, 2005, the Partnership no longer reports
     Net   Income   after  this  date.   The   following   is   a
     reconciliation   of  net  income  for  financial   reporting
     purposes  to income reported for federal income tax purposes for the years ended December 31:
                                                 2005           2004
     Net Income for Financial Reporting
      Purposes - Going Concern Basis          $3,254,301     $4,508,752

     Decrease in Net Assets in Liquidation
      Before Adjustment                         (105,266)             0

     Liquidation Basis of Accounting Not
      Recognized for Tax Reporting Purposes      724,092              0

     Depreciation for Tax Purposes (Over) Under
       Depreciation  for Financial Reporting
       Purposes                                  (31,101)        12,828

     Income Accrued for Tax Purposes Under
        Income for Financial Reporting Purposes        0         (6,274)

     Gain on Sale of Real Estate for Tax Purposes
       Under Gain for Financial Reporting
       Purposes                                   (2,487)      (136,759)
                                               ----------     ----------
           Taxable Income to Partners         $3,839,539     $4,378,547
                                               ==========     ==========


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(8)  Income Taxes - (Continued)

     The   following  is  a  reconciliation  of  Net  Assets   in
     Liquidation for financial reporting purposes at December 31,
     2005  and Partners' Capital for financial reporting purposes at  December  31,  2004  to Partners' capital  reported  for federal income tax purposes at December 31:
                                                     2005          2004
     Net Assets in Liquidation / Partners' Capital
      for Financial Reporting Purposes             $3,174,215   $ 7,697,069

     Liquidation Basis of Accounting Not
      Recognized for Tax Reporting Purposes          (677,365)            0

     Adjusted Tax Basis of Investments in Real Estate
      Over Net Investments in Real Estate
      for Financial Reporting Purposes                 30,979        64,567

     Syndication Costs Treated as Reduction
       of  Capital  for  Financial Reporting
       Purposes                                     3,149,158     3,149,158
                                                    ----------   -----------
         Partners' Capital for Tax
         Reporting Purposes                        $5,676,987   $10,910,794
                                                    ==========   ===========

(9)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                      2005                  2004
                            Carrying       Fair    Carrying       Fair
                             Amount        Value     Amount       Value

     Money Market Funds    $2,637,924   $2,637,924  $4,876,376  $4,876,376
                            ---------    ---------   ---------   ---------
       Total Cash and
          Cash Equivalents $2,637,924   $2,637,924  $4,876,376  $4,876,376
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

        Robert P. Johnson, age 61, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in July 1987, and has been elected to continue in these positions until December 2006. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in eleven limited partnerships and a managing member in four LLCs.

        Patrick W. Keene, age 46, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2006. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-KSB any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2005. Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2005 fiscal year.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
       MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2006:

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2005 and 2004.

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid by the Partnership, (ii) the cumulative property management fees allowed by the Guidelines but not paid,
(iii)  any real estate commission allowed by the Guidelines,  and
(iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The administrative expenses not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 2005, the cumulative reimbursements to the General Partners and their affiliates did not exceed those amounts.



ITEM   12.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
(Continued)

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties through the period from inception through December 31, 2005.

Person or Entity                                      Amount Incurred From
 Receiving                  Form and Method      Inception (February 10, 1988)
Compensation                of Compensation           To December 31, 2005

AEI Securities, Inc. Selling Commissions equal to 8%        $2,338,870
                     of proceeds plus a 2% nonaccountable
                     expense allowance, most of which was
                     reallowed to Participating Dealers.

General Partners and Reimbursement at Cost for other        $  815,886
Affiliates           Organization and Offering Costs.

General Partners and Reimbursement at Cost for all          $  852,117
Affiliates           Acquisition Expenses

General Partners and Reimbursement at Cost for all          $4,456,157
Affiliates           Administrative Expenses attributable
                     to the Fund, including all expenses
                     related to management of the Fund's
                     properties and all other transfer agency, reporting, partner relations and other administrative functions.

General Partners and Reimbursement at Cost for all expenses $  616,948
Affiliates           related to the disposition of the
                     Fund's properties.

General Partners     1% of Net Cash Flow in any fiscal year $  265,752
                     until the Limited Partners have
                     received annual, non-cumulative
                     distributions of Net Cash Flow  equal
                     to 10% of their Adjusted Capital
                     Contributions and 10% of any remaining
                     Net Cash Flow in such fiscal year.

General Partners     15% of distributions of Net Proceeds   $  237,191
                     of Sale other than distributions
                     necessary to restore Adjusted Capital
                     Contributions and provide a 6% cumulative
                     return to Limited  Partners.   The General
                     Partners  will receive only 1% of
                     distributions of Net Proceeds of Sale
                     until the Limited Partners have received an amount equal to: (a) their Adjusted
                     Capital Contributions,  plus (b) an
                     amount  equal  to 14% of their Adjusted
                     Capital Contributions per  annum,
                     cumulative but not compounded,  less
                     (c)  all  previous cash distributions to
                     the  Limited Partners.


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

     10.1  Net  Lease Agreement dated November 18,  1997  between
     the   Partnership,   AEI  Real  Estate   Fund   XV   Limited
     Partnership, AEI Institutional Net Lease Fund '93 Limited Partnership and Timber Lodge Steakhouse, Inc. relating to the Property at 3590 Second Street South, St. Cloud, Minnesota (incorporated by reference to Exhibit 10.20 of Form 10-KSB filed March 23, 1998).

     10.2 Net Lease Agreement dated January 15, 1998 between the Partnership and Timber Lodge Steakhouse, Inc. relating to the Property at 4140 Frontage Road Northwest, Rochester, Minnesota (incorporated by reference to Exhibit 10.25 of Form 10-KSB filed March 23, 1998).

     10.3 First Amendment to Net Lease Agreement dated September 3, 1998 between the Partnership and Timber Lodge Steakhouse, Inc. relating to the Property at 4140 Frontage Road Northwest, Rochester, Minnesota (incorporated by reference to Exhibit 10.4 of Form 8-K filed September 15,
     1998).

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

     10.5 First Amendment to Net Lease Agreement dated June 27, 2001 between the Partnership, AEI Real Estate Fund XV Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Income & Growth Fund XXII Limited Partnership and Razzoo's, Inc. relating to the Property at 11617 Research Boulevard, Austin, Texas (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed August 7,
     2001).

     10.6 Assignment of Purchase Agreement dated April 22, 2004 between the Partnership and AEI Fund Management, Inc. relating to the Property at 2250 Claremont Avenue, Ashland, Ohio (incorporated by reference to Exhibit 10.1 of Form 8-K filed May 7, 2004).

     10.7 Assignment & Assumption of Lease dated April 30, 2004 between the Partnership and PRECO II CRIC LLC relating to the Property at 2250 Claremont Avenue, Ashland, Ohio (incorporated by reference to Exhibit 10.2 of Form 8-K filed May 7, 2004).

     10.8 Purchase Agreement dated September 9, 2004 between the Partnership and HP & J Associates, LLC relating to the Property at 14635 Pipeline Avenue South, Chino, California (incorporated by reference to Exhibit 10.1 of Form 8-K filed October 4, 2004).

     10.9 Purchase Agreement dated October 7, 2004 between the Partnership and Gerald N. Becker and Mary K. Becker relating to the Property at 2250 Claremont Avenue, Ashland, Ohio (incorporated by reference to Exhibit 10.1 of Form 8-K filed October 25, 2004).

     10.10 Purchase Agreement dated May 8, 2005 between the Partnership and Joan T. Simpson relating to the Property at 325 Daniel Webster Highway, Merrimack, New Hampshire (incorporated by reference to Exhibit 10.1 of Form 8-K filed July 21, 2005).

ITEM 13.  EXHIBITS.  (Continued)

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

     32    Certification  of Chief Executive  Officer  and  Chief
     Financial  Officer  of General Partner pursuant  to  Section
     906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The following is a summary of the fees billed to the Partnership by Boulay, Heutmaker, Zibell & Co. P.L.L.P. for professional services rendered for the years ended December 31, 2005 and 2004:

     Fee Category                            2005       2004

     Audit Fees                           $  10,875   $ 10,950
     Audit-Related Fees                         464        572
     Tax Fees                                     0          0
     All Other Fees                               0          0
                                           ---------   --------
          Total Fees                      $  11,339   $ 11,522
                                            =======    =======

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


                            AEI REAL ESTATE FUND XVII
                            Limited Partnership
                            By: AEI Fund Management XVII, Inc.
                                Its Managing General Partner


March 17, 2006              By: /s/ Robert P Johnson
                                    Robert P.Johnson, President and Director
                                    (Principal Executive Officer)


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Name                            Title                    Date


/s/ Robert P Johnson  President (Principal Executive Officer) March 17, 2006
    Robert P.Johnson  and Sole Director of Managing General
                      Partner

/s/ Patrick W Keene   Chief Financial Officer and Treasurer   March 17, 2006
    Patrick W.Keene   (Principal Accounting Officer)