Form 10QSB
period 2006-03-31
AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
filed 2006-05-12
CIK 819577

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2006

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


                              INDEX




PART I.Financial Information

 Item 1.Statement of Net Assets Available for Liquidation
          As of March 31, 2006 and December 31, 2005

        Statement of Liquidating Activities for the Period ended March 31, 2006

        Statements for the Period ended March 31, 2005:

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

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
        STATEMENT OF NET ASSETS AVAILABLE FOR LIQUIDATION
              MARCH 31, 2006 AND DECEMBER 31, 2005

                           (Unaudited)

                                                   2006          2005

ASSETS:
  Cash and Cash Equivalents                   $ 1,012,627    $ 2,637,924
  Investments in Real Estate                    2,060,000      2,196,000
                                               -----------    -----------
          Total Assets                          3,072,627      4,833,924
                                               -----------    -----------

LIABILITIES:
  Payable to AEI Fund Management, Inc.                 19         80,440
  Distributions Payable                            45,645      1,579,269
  Unearned Rent                                     4,642              0
                                               -----------    -----------
          Total Liabilities                        50,306      1,659,709
                                               -----------    -----------
NET ASSETS (PARTNERS' CAPITAL) IN LIQUIDATION,
 including 19,557 Limited Partnership
 Units outstanding                            $ 3,022,321    $ 3,174,215
                                               ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
               STATEMENT OF LIQUIDATING ACTIVITIES
               FOR THE PERIOD ENDED MARCH 31, 2006

                           (Unaudited)



SOURCES OF ADDITIONAL CASH:
  Rent                                              $    55,951
  Interest Income                                        10,820
                                                     -----------
      Total Sources of Additional Cash                   66,771
                                                     -----------

USES OF ADDITIONAL CASH:
  Partnership Administration - Affiliates                35,850
  Partnership Administration and Property
     Management - Unrelated Parties                       8,201
  Expenses Related to Sale of Real Estate                68,748
  Distributions to Partners                           1,579,269
                                                     -----------
      Total Uses of Additional Cash                   1,692,068
                                                     -----------
DECREASE IN NET ASSETS IN LIQUIDATION
   BEFORE ADJUSTMENTS                                (1,625,297)
                                                     -----------
ADJUSTMENTS OF ESTIMATED VALUES:
  Increase (Decrease) in Net Realizable values of:
     Real Estate                                       (136,000)
     Payable to AEI Fund Management, Inc.                80,421
     Distributions Payable                            1,533,624
     Unearned Rent                                       (4,642)
                                                     -----------
         Total Adjustment of Estimated Values         1,473,403
                                                     -----------

DECREASE IN NET ASSETS IN LIQUIDATION                  (151,894)

BEGINNING NET ASSETS IN LIQUIDATION                   3,174,215
                                                     -----------
ENDING NET ASSETS IN LIQUIDATION                    $ 3,022,321
                                                     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
               FOR THE PERIOD ENDED MARCH 31, 2005

                           (Unaudited)



INTEREST INCOME                                    $    15,588

INCOME FROM DISCONTINUED OPERATIONS:
  Rental Income                                        183,399
  Partnership Administration - Affiliates              (34,963)
  Partnership Administration and Property
     Management - Unrelated Parties                    (10,425)
  Depreciation                                         (26,173)
  Gain on Sale of Real Estate                        1,470,725
                                                    -----------
       Total Income from Discontinued Operations     1,582,563
                                                    -----------

NET INCOME                                         $ 1,598,151
                                                    ===========

NET INCOME ALLOCATED:
  General Partners                                 $    20,841
  Limited Partners                                   1,577,310
                                                    -----------
                                                   $ 1,598,151
                                                    ===========

INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations                           $       .79
   Discontinued Operations                               79.86
                                                    -----------
          Total                                    $     80.65
                                                    ===========

Weighted Average Units Outstanding                      19,557
                                                    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
               FOR THE PERIOD ENDED MARCH 31, 2005

                           (Unaudited)



CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                        $ 1,598,151

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                         26,173
     Gain on Sale of Real Estate                      (1,470,725)
     Decrease in Payable to
        AEI Fund Management, Inc.                        (14,361)
     Increase in Unearned Rent                            16,051
                                                      -----------
        Total Adjustments                             (1,442,862)
                                                      -----------
        Net Cash Provided By
            Operating Activities                         155,289
                                                      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Sale of Real Estate                   4,041,805
                                                      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                     (57,703)
   Distributions to Partners                          (4,214,843)
   Redemption Payments                                   (32,157)
                                                      -----------
        Net Cash Used For
            Financing Activities                      (4,304,703)
                                                      -----------
NET DECREASE IN
   CASH AND CASH EQUIVALENTS                            (107,609)

CASH AND CASH EQUIVALENTS, beginning of period         4,876,376
                                                      -----------
CASH AND CASH EQUIVALENTS, end of period             $ 4,768,767
                                                      ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
               FOR THE PERIOD ENDED MARCH 31, 2005

                           (Unaudited)


                                                                Limited
                                                              Partnership
                            General     Limited                  Units
                            Partners    Partners     Total    Outstanding


BALANCE, December 31, 2004 $ 36,287   $7,660,782  $7,697,069   19,626.00

  Distributions             (42,149)  (4,172,694) (4,214,843)

  Redemption Payments          (321)     (31,836)    (32,157)     (69.00)

  Net Income                 20,841    1,577,310   1,598,151
                            --------   ----------  ----------  ----------
BALANCE, March 31, 2005    $ 14,658   $5,033,562  $5,048,220   19,557.00
                            ========   ==========  ==========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2006

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

     The terms of the Partnership offering called for a subscription price of $1,000 per Limited Partnership Unit, payable on acceptance of the offer. The Partnership commenced operations on February 10, l988 when minimum subscriptions of 2,000 Limited Partnership Units ($2,000,000) were accepted. The offering terminated on November 1, 1988 when the one-year offering period expired. The Partnership received subscriptions for 23,388.7 Limited Partnership Units. Under the terms of the Limited Partnership Agreement, the Limited Partners and General Partners contributed funds of $23,388,700 and $1,000, respectively.

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

     Financial Statement Presentation

       Because liquidation was anticipated, the Partnership changed its basis of accounting after September 30, 2005, from the going concern basis to the liquidation basis. Effective October 1, 2005, the Partnership measures its assets and liabilities at the amounts of cash expected in liquidation and reports changes in estimates when they are known. The accounts of the Partnership are maintained on the accrual basis of accounting for both federal income tax purposes and financial reporting purposes.

(3)  Reclassification -

     Certain items in the prior year's financial statements  have
     been  reclassified  to conform to 2006 presentation.   These
     reclassifications had no effect on Partners' capital, net income or cash flows.

(4)  Investments in Real Estate -

     Effective with the decision to liquidate, the carrying amounts of assets and liabilities were adjusted from their historical bases to the amounts of cash expected from their realization and settlement. Because of the expected short liquidation period, the effects of discounting would not be significant and have been ignored. At December 31, 2005, the estimated real estate values were based upon comparable sales of similar properties and a tenant purchase option contained in a lease. The adjustment increased Investments in Real Estate by $677,365. At March 31, 2006, the estimated real estate values were based upon comparable sales of similar properties, which resulted in an additional adjustment that decreased Investments in Real Estate by $136,000. It is at least reasonably possible that the amounts expected to be realized in the liquidation process will change in the near term.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(5)  Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(6)  Discontinued Operations -

     In  July  2003,  the  tenant of the Razzoo's  restaurant  in
     Austin, Texas notified the Partnership that it was experiencing financial difficulty stemming from lower than expected sales and that it might not be able to pay future rents. In November 2004, the Partnership and the tenant entered into an agreement to amend the Lease to provide the tenant with options to purchase the property and terminate the Lease. Under the purchase option, which expires October 31, 2006, the tenant can elect to purchase the Partnership's interest in the property for $442,000. Under the termination option, the tenant can elect to terminate the Lease by providing no less than six months prior written notice and paying a termination payment equal to one year's rent. The lease cannot be terminated prior to October 31, 2006. As part of this agreement, the Partnership received a personal guarantee from the majority shareholder of the tenant for payment of the rent through October 31, 2006. In addition, the Partnership was reimbursed for certain expenses it incurred related to legal action it pursued in connection with this situation. During this time, the tenant continued to pay rent and complied with the lease obligations.

     Subsequent to March 31, 2006, the tenant exercised its option to terminate the lease effective October 31, 2006. The tenant is required to pay the Partnership a termination payment of $56,263 prior to that date. The Partnership is actively marketing the property for sale and is in the process of listing it with a real estate broker in the Austin area. Based on the lease termination and an analysis of market conditions in the area, the Partnership recognized a $136,000 adjustment to decrease the estimated net realizable value of the property to $306,000.

     During the first nine months of 2005, the Partnership sold its remaining 21.3023% interest in the Champps Americana restaurant in Utica, Michigan, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,300,705, which resulted in a net gain of $616,005. The cost and related accumulated depreciation of the interests sold was $731,618 and $46,918, respectively. For the three months ended March 31, 2005, the net gain was $488,804.

     During the first six months of 2005, the Partnership sold its 50% interest in the Johnny Carino's restaurant in Mansfield, Texas, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,460,795, which resulted in a net gain of $464,329. The cost and related accumulated depreciation of the interests sold was $1,028,885 and $32,419, respectively. For the three months ended March 31, 2005, the net gain was $211,631.


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     During the first six months of 2005, the Partnership sold the Children's World daycare center in St. Louis, Missouri, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,540,436, which resulted in a net gain of $1,000,885. The cost and related accumulated depreciation of the interests sold was $950,627 and $411,076, respectively. For the three months ended March 31, 2005, the net gain was $442,011.

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

     During the fourth quarter of 2005, the Partnership sold its 50% interest in the Johnny Carino's restaurant in Longview, Texas, in five separate transactions, to unrelated third parties. On an accrual basis, the Partnership received total net sale proceeds of $1,631,255. The cost and related accumulated depreciation of the interests sold was $1,179,878 and $55,058, respectively. The Partnership incurred $68,748 of expenses related to the sale of this property that were not paid until 2006. As a result, the cash proceeds from these sales were $1,700,003 for the year ended December 31, 2005.

     During the first three months of 2006 and 2005, the Partnership distributed $15,894 and $4,093,401 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $0.80 and $207.21 per Limited Partnership Unit, respectively.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       Effective October 1, 2005, the Partnership adopted the liquidation basis of accounting because, pending the approval of the Limited Partners, the General Partners anticipate the liquidation of the Partnership during 2006. In accordance with the liquidation basis of accounting, assets are recorded at their estimated net realizable value (the amount of cash expected to be received) and liabilities are recorded at the amount estimated to be paid to creditors and Partners. At March 31, 2006, the estimated real estate values were based upon comparable sales of similar properties. Any changes in these estimates could cause material changes in the net assets in liquidation.

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

Results of Operations

        For the three months ended March 31, 2006 and 2005, while in the operating and liquidation phases, the Partnership recognized rental income of $51,309 and $183,399, respectively. During the same periods, the Partnership recognized interest income of $10,820 and $15,588, respectively. In 2006, rental income decreased as a result of property sales.

        For the three months ended March 31, 2006 and 2005, while in the operating and liquidation phases, the Partnership incurred Partnership administration expenses from affiliated parties of $24,177 and $34,963, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. As the Partnership's asset base decreases due to property sales, it is allocated a smaller share of expenses that are allocated by AEI Fund Management, Inc. based on the relative assets of the funds under management. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $8,201 and $10,325, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        At March 31, 2006 and December 31, 2005, the Partnership recognized adjustments of estimated value of $1,473,403 and ($182,077), respectively, resulting from adopting the liquidation basis of accounting and recording their assets at estimated net realizable value and liabilities at the amount estimated to be paid.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In July 2003, the tenant of the Razzoo's restaurant in Austin, Texas notified the Partnership that it was experiencing financial difficulty stemming from lower than expected sales and that it might not be able to pay future rents. In November 2004, the Partnership and the tenant entered into an agreement to amend the Lease to provide the tenant with options to purchase the property and terminate the Lease. Under the purchase option, which expires October 31, 2006, the tenant can elect to purchase the Partnership's interest in the property for $442,000. Under the termination option, the tenant can elect to terminate the Lease by providing no less than six months prior written notice and paying a termination payment equal to one year's rent. The lease cannot be terminated prior to October 31, 2006. As part of this agreement, the Partnership received a personal guarantee from the majority shareholder of the tenant for payment of the rent through October 31, 2006. In addition, the Partnership was reimbursed for certain expenses it incurred related to legal action it pursued in connection with this situation. During this time, the tenant continued to pay rent and complied with the lease obligations.

        Subsequent to March 31, 2006, the tenant exercised its option to terminate the lease effective October 31, 2006. The tenant is required to pay the Partnership a termination payment of $56,263 prior to that date. The Partnership is actively marketing the property for sale and is in the process of listing it with a real estate broker in the Austin area. Based on the lease termination and an analysis of market conditions in the area, the Partnership recognized a $136,000 adjustment to decrease the estimated net realizable value of the property to $306,000.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       During the three months ended March 31, 2006, while in the liquidation phase, the Partnership's Net Assets in Liquidation decreased $151,894 mainly as a result of a decrease in the estimated net realizable value of Investments in Real Estate. During the three months ended March 31, 2005, while in the operating phase, the Partnership's cash balances decreased $107,609 as a result of distributions paid to the Partners in excess of cash generated from operating and investing activities.

       During the first nine months of 2005, the Partnership sold its remaining 21.3023% interest in the Champps Americana restaurant in Utica, Michigan, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,300,705, which resulted in a net gain of $616,005. The cost and related accumulated depreciation of the interests sold was $731,618 and $46,918, respectively. For the three months ended March 31, 2005, the net gain was $488,804.

        During the first six months of 2005, the Partnership sold its 50% interest in the Johnny Carino's restaurant in Mansfield, Texas, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,460,795, which resulted in a net gain of $464,329. The cost and related accumulated depreciation of the interests sold was $1,028,885 and $32,419, respectively. For the three months ended March 31, 2005, the net gain was $211,631.

        During the first six months of 2005, the Partnership sold the Children's World daycare center in St. Louis, Missouri, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,540,436, which resulted in a net gain of $1,000,885. The cost and related accumulated depreciation of the interests sold was $950,627 and $411,076, respectively. For the three months ended March 31, 2005, the net gain was $442,011.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During the fourth quarter of 2005, the Partnership sold its 50% interest in the Johnny Carino's restaurant in Longview, Texas, in five separate transactions, to unrelated third parties. On an accrual basis, the Partnership received total net sale proceeds of $1,631,255. The cost and related accumulated depreciation of the interests sold was $1,179,878 and $55,058, respectively. The Partnership incurred $68,748 of expenses related to the sale of this property that were not paid until 2006. As a result, the cash proceeds from these sales were $1,700,003 for the year ended December 31, 2005.

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

        For the three months ended March 31, 2006 and 2005, the Partnership declared distributions of $45,645 and $4,214,843, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $45,188 and $4,172,694 and the General Partners received distributions of $457 and $42,149 for the periods, respectively. In March, June, September and December 2005, the Partnership declared special distributions of $4,040,404, $1,010,101, $2,020,202 and $1,515,152, respectively, of net sale proceeds.

        During the first three months of 2006 and 2005, the Partnership distributed $15,894 and $4,093,401 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $0.80 and $207.21 per Limited Partnership Unit, respectively.

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

        On January 1, 2005, six Limited Partners redeemed a total of 69 Partnership Units for $31,836 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 304 Limited Partners redeemed 3,762.7 Partnership Units for
$2,753,267. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $321 in 2005.

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


Dated:  May 5, 2006           AEI Real Estate Fund XVII
                              Limited Partnership
                              By:  AEI Fund Management XVII, Inc.
                              Its: Managing General Partner



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