Form 10QSB
period 2006-06-30
AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
filed 2006-08-11
CIK 819577

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2006

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


                              INDEX




PART I. Financial Information

 Item 1. Statement of Net Assets Available for Liquidation
         As of June 30, 2006 and December 31, 2005

         Statement of Liquidating Activities for the Periods ended June 30, 2006

         Statements for the Periods ended June 30, 2005:

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

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
        STATEMENT OF NET ASSETS AVAILABLE FOR LIQUIDATION
               JUNE 30, 2006 AND DECEMBER 31, 2005

                           (Unaudited)

                                                    2006           2005

ASSETS:
  Cash and Cash Equivalents                    $ 1,001,894     $ 2,637,924
  Investments in Real Estate                     2,060,000       2,196,000
                                                -----------     -----------
          Total Assets                           3,061,894       4,833,924
                                                -----------     -----------

LIABILITIES:
  Payable to AEI Fund Management, Inc.              10,482          80,440
  Distributions Payable                             45,644       1,579,269
  Unearned Rent                                      4,689               0
                                                -----------     -----------
          Total Liabilities                         60,815       1,659,709
                                                -----------     -----------
NET ASSETS (PARTNERS' CAPITAL) IN LIQUIDATION,
 including 19,557 Limited Partnership
 Units outstanding                             $ 3,001,079     $ 3,174,215
                                                ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
               STATEMENT OF LIQUIDATING ACTIVITIES
               FOR THE PERIODS ENDED JUNE 30, 2006

                           (Unaudited)

                                            Three Months      Six Months

SOURCES OF ADDITIONAL CASH:
  Rent                                      $    38,896       $    94,847
  Interest Income                                11,298            22,118
                                             -----------       -----------
      Total Sources of Additional Cash           50,194           116,965
                                             -----------       -----------

USES OF ADDITIONAL CASH:
  Partnership Administration - Affiliates        11,679            47,529
  Partnership Administration and Property
     Management - Unrelated Parties               3,603            11,804
  Expenses Related to Sale of Real Estate             0            68,748
  Distributions to Partners                      45,645         1,624,914
                                             -----------       -----------
      Total Uses of Additional Cash              60,927         1,752,995
                                             -----------       -----------
DECREASE IN NET ASSETS IN LIQUIDATION
   BEFORE ADJUSTMENTS                           (10,733)       (1,636,030)
                                             -----------       -----------
ADJUSTMENTS OF ESTIMATED VALUES:
  Increase (Decrease) in Net Realizable values of:
     Real Estate                                      0          (136,000)
     Payable to AEI Fund Management, Inc.       (10,463)           69,958
     Distributions Payable                            1         1,533,625
     Unearned Rent                                  (47)           (4,689)
                                             -----------       -----------
      Total Adjustment of Estimated  Values     (10,509)        1,462,894
                                             -----------       -----------

DECREASE IN NET ASSETS IN LIQUIDATION           (21,242)         (173,136)

BEGINNING NET ASSETS IN LIQUIDATION           3,022,321         3,174,215
                                             -----------       -----------
ENDING NET ASSETS IN LIQUIDATION            $ 3,001,079       $ 3,001,079
                                             ===========       ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
               FOR THE PERIODS ENDED JUNE 30, 2005

                           (Unaudited)

                                               Three Months     Six Months

INTEREST INCOME                                $    10,594      $    26,182

INCOME FROM DISCONTINUED OPERATIONS:
  Rental Income                                    135,414          318,813
  Partnership Administration - Affiliates          (31,891)         (66,854)
  Partnership Administration and Property
     Management - Unrelated Parties                (14,158)         (24,583)
  Depreciation                                     (26,173)         (52,346)
  Gain on Sale of Real Estate                      811,572        2,282,297
                                                -----------      -----------
     Total Income from Discontinued Operations     874,764        2,457,327
                                                -----------      -----------

NET INCOME                                     $   885,358      $ 2,483,509
                                                ===========      ===========

NET INCOME ALLOCATED:
  General Partners                             $    19,250      $    40,091
  Limited Partners                                 866,108        2,443,418
                                                -----------      -----------
                                               $   885,358      $ 2,483,509
                                                ===========      ===========

INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations                       $       .54      $      1.33
   Discontinued Operations                           43.75           123.61
                                                -----------      -----------
         Total                                 $     44.29      $    124.94
                                                ===========      ===========

Weighted Average Units Outstanding                  19,557           19,557
                                                ===========      ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
          FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2005

                           (Unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                        $ 2,483,509

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                         52,346
     Gain on Sale of Real Estate                      (2,282,297)
     Increase in Payable to
        AEI Fund Management, Inc.                         12,709
     Increase in Unearned Rent                            12,276
                                                      -----------
        Total Adjustments                             (2,204,966)
                                                      -----------
        Net Cash Provided By
           Operating Activities                          278,543
                                                      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Sale of Real Estate                   5,698,579
                                                      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                  (3,144,777)
   Distributions to Partners                          (5,338,772)
   Redemption Payments                                   (32,157)
                                                      -----------
        Net Cash Used For
           Financing Activities                       (8,515,706)
                                                      -----------
NET DECREASE IN CASH
   AND CASH EQUIVALENTS                               (2,538,584)

CASH AND CASH EQUIVALENTS, beginning of period         4,876,376
                                                      -----------
CASH AND CASH EQUIVALENTS, end of period             $ 2,337,792
                                                      ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
               FOR THE PERIOD ENDED JUNE 30, 2005

                           (Unaudited)


                                                                   Limited
                                                                 Partnership
                             General      Limited                   Units
                             Partners     Partners      Total    Outstanding


BALANCE, December 31, 2004  $ 36,287   $ 7,660,782  $ 7,697,069   19,626.00

  Distributions              (53,388)   (5,285,384)  (5,338,772)

  Redemption Payments           (321)      (31,836)     (32,157)     (69.00)

  Net Income                  40,091     2,443,418    2,483,509
                             --------   -----------  -----------  ----------
BALANCE, June 30, 2005      $ 22,669   $ 4,786,980  $ 4,809,649   19,557.00
                             ========   ===========  ===========  ==========



 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2006

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


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(2)  Organization - (Continued)

     In the third quarter of 2006, the Managing General Partner plans to solicit by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. If a majority of the voting Units are voted in favor of the proposal, the Managing General Partner will proceed with the planned liquidation of the Partnership. If the Partnership sells its remaining property in 2006, the Partnership anticipates liquidation to occur by December 31, 2006.

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

(4)  Investments in Real Estate -

     Effective with the decision to liquidate, the carrying amounts of assets and liabilities were adjusted from their historical bases to the amounts of cash expected from their realization and settlement. Because of the expected short liquidation period, the effects of discounting would not be significant and have been ignored. At December 31, 2005, the estimated real estate values were based upon comparable sales of similar properties and a tenant purchase option contained in a lease. The adjustment increased Investments in Real Estate by $677,365. At March 31, 2006, the estimated real estate values were based upon comparable sales of similar properties, which resulted in an additional adjustment that decreased Investments in Real Estate by $136,000. At June 30, 2006, the estimated real estate values were based upon comparable sales of similar properties, which did not result in an additional adjustment. It is at least reasonably possible that the amounts expected to be realized in the liquidation process will change in the near term.

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

(6)  Discontinued Operations -

     In  July  2003,  the  tenant of the Razzoo's  restaurant  in
     Austin, Texas notified the Partnership that it was experiencing financial difficulty stemming from lower than expected sales and that it might not be able to pay future rents. In November 2004, the Partnership and the tenant entered into an agreement to amend the Lease to provide the tenant with options to purchase the property and terminate the Lease. Under the purchase option, which expires October 31, 2006, the tenant can elect to purchase the Partnership's interest in the property for $442,000. Under the termination option, the tenant can elect to terminate the Lease by providing no less than six months prior written notice and paying a termination payment equal to one year's rent. The lease cannot be terminated prior to October 31, 2006. As part of this agreement, the Partnership received a personal guarantee from the majority shareholder of the tenant for payment of the rent through October 31, 2006. In addition, the Partnership was reimbursed for certain expenses it incurred related to legal action it pursued in connection with this situation. The tenant has continued to pay rent and comply with its lease obligations.

     On April 30, 2006, the tenant exercised its option to terminate the lease effective October 31, 2006. The tenant is required to pay the Partnership a termination payment of $56,263 prior to that date. The Partnership is actively marketing the property for sale and has listed it with a real estate broker in the Austin area. At March 31, 2006, based on the lease termination and an analysis of market conditions in the area, the Partnership recognized a $136,000 adjustment to decrease the estimated net realizable value of the property to $306,000.

     During the first nine months of 2005, the Partnership sold its remaining 21.3023% interest in the Champps Americana restaurant in Utica, Michigan, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,300,705, which resulted in a net gain of $616,005. The cost and related accumulated depreciation of the interests sold was $731,618 and $46,918, respectively. For the six months ended June 30, 2005, the net gain was $488,804.

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

     During the first six months of 2006 and 2005, the Partnership distributed $37,135 and $5,117,371 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $1.88 and $259.04 per Limited Partnership Unit, respectively.


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     On June 26, 2006, Timber Lodge Steakhouse, Inc. (TLS), the tenant of the Timber Lodge restaurants filed for Chapter 11 bankruptcy reorganization. With the exception of June 2006, rents are current and the Partnership expects to continue to receive all scheduled rents in future months unless the Lease is rejected by TLS. If the Leases are assumed, TLS must comply with all Lease terms. If the Leases are rejected, TLS would be required to return possession of the properties to the Partnership and the Partnership would be responsible for real estate taxes and other costs associated with maintaining the properties. The Partnership has evaluated the leases and property values and decided that no adjustment to their net realizable values is necessary at this time.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

       Effective October 1, 2005, the Partnership adopted the liquidation basis of accounting because, pending the approval of the Limited Partners, the General Partners anticipate the liquidation of the Partnership during 2006. In accordance with the liquidation basis of accounting, assets are recorded at their estimated net realizable value (the amount of cash expected to be received) and liabilities are recorded at the amount estimated to be paid to creditors and Partners. At June 30, 2006, the estimated real estate values were based upon comparable sales of similar properties. Any changes in these estimates could cause material changes in the net assets in liquidation.

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

Results of Operations

        For the six months ended June 30, 2006 and 2005, while in the liquidation and operating phases, the Partnership recognized rental income of $90,158 and $318,813, respectively. During the same periods, the Partnership recognized interest income of $22,118 and $26,182, respectively. In 2006, rental income decreased as a result of property sales.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the six months ended June 30, 2006 and 2005, while in the liquidation and operating phases, the Partnership incurred Partnership administration expenses from affiliated parties of $46,319 and $66,854, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. As the Partnership's asset base decreases due to property sales, it is allocated a smaller share of expenses that are allocated by AEI Fund Management, Inc. based on the relative assets of the funds under management. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $11,804 and $24,583, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These expenses were higher in 2005, when compared to 2006, as the result of expenses incurred in 2005 related to a property that was sold.

        At June 30, 2006 and December 31, 2005, the Partnership recognized adjustments of estimated value of $1,462,894 and ($182,077), respectively, resulting from adopting the liquidation basis of accounting and recording their assets at estimated net realizable value and liabilities at the amount estimated to be paid.

        In July 2003, the tenant of the Razzoo's restaurant in Austin, Texas notified the Partnership that it was experiencing financial difficulty stemming from lower than expected sales and that it might not be able to pay future rents. In November 2004, the Partnership and the tenant entered into an agreement to amend the Lease to provide the tenant with options to purchase the property and terminate the Lease. Under the purchase option, which expires October 31, 2006, the tenant can elect to purchase the Partnership's interest in the property for $442,000. Under the termination option, the tenant can elect to terminate the Lease by providing no less than six months prior written notice and paying a termination payment equal to one year's rent. The lease cannot be terminated prior to October 31, 2006. As part of this agreement, the Partnership received a personal guarantee from the majority shareholder of the tenant for payment of the rent through October 31, 2006. In addition, the Partnership was reimbursed for certain expenses it incurred related to legal action it pursued in connection with this situation. The tenant has continued to pay rent and comply with its lease obligations.

        On  April  30, 2006, the tenant exercised its  option  to
terminate the lease effective October 31, 2006. The tenant is required to pay the Partnership a termination payment of $56,263 prior to that date. The Partnership is actively marketing the property for sale and has listed it with a real estate broker in the Austin area. At March 31, 2006, based on the lease termination and an analysis of market conditions in the area, the Partnership recognized a $136,000 adjustment to decrease the estimated net realizable value of the property to $306,000.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       On June 26, 2006, Timber Lodge Steakhouse, Inc. (TLS), the tenant of the Timber Lodge restaurants filed for Chapter 11 bankruptcy reorganization. With the exception of June 2006, rents are current and the Partnership expects to continue to receive all scheduled rents in future months unless the Lease is rejected by TLS. If the Leases are assumed, TLS must comply with all Lease terms. If the Leases are rejected, TLS would be required to return possession of the properties to the Partnership and the Partnership would be responsible for real estate taxes and other costs associated with maintaining the properties. The Partnership has evaluated the leases and property values and decided that no adjustment to their net realizable values is necessary at this time.

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

Liquidity and Capital Resources

       In the third quarter of 2006, the Managing General Partner plans to solicit by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the
Partnership Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. If a majority of the voting Units are voted in favor of the proposal, the Managing General Partner will proceed with the planned liquidation of the Partnership. If the Partnership sells its remaining property in 2006, the Partnership anticipates liquidation to occur by December 31, 2006.

        During the six months ended June 30, 2006, while in the liquidation phase, the Partnership's Net Assets in Liquidation decreased $173,136 mainly as a result of a decrease in the estimated net realizable value of Investments in Real Estate. During the six months ended June 30, 2005, while in the operating phase, the Partnership's cash balances decreased $2,538,584 as a result of distributions paid to the Partners in excess of cash generated from operating and investing activities.

       During the first nine months of 2005, the Partnership sold its remaining 21.3023% interest in the Champps Americana restaurant in Utica, Michigan, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,300,705, which resulted in a net gain of $616,005. The cost and related accumulated depreciation of the interests sold was $731,618 and $46,918, respectively. For the six months ended June 30, 2005, the net gain was $488,804.


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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For  the  six  months ended June 30, 2006 and  2005,  the
Partnership declared distributions of $91,289 and $5,338,772, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $90,376 and $5,285,384 and the General Partners received distributions of $913 and $53,388 for the periods, respectively. In March, June, September and December 2005, the Partnership declared special distributions of $4,040,404, $1,010,101, $2,020,202 and $1,515,152, respectively, of net sale proceeds.

        During the first six months of 2006 and 2005, the Partnership distributed $37,135 and $5,117,371 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $1.88 and $259.04 per Limited Partnership Unit, respectively.

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


Dated:  August 4, 2006        AEI Real Estate Fund XVII
                              Limited Partnership
                              By:  AEI Fund Management XVII, Inc.
                              Its: Managing General Partner



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