Form 10QSB
period 2006-09-30
AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
filed 2006-11-13
CIK 819577

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2006

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


                              INDEX




PART I. Financial Information

 Item 1.  Statement of Net Assets Available for Liquidation
          As of September 30, 2006 and December 31, 2005

          Statement of Liquidating Activities for the Periods ended September 30, 2006

          Statements for the Periods ended September 30, 2005:

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

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
        STATEMENT OF NET ASSETS AVAILABLE FOR LIQUIDATION
            SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

                           (Unaudited)

                                                     2006          2005

ASSETS:
  Cash and Cash Equivalents                      $   994,611    $ 2,637,924
  Investments in Real Estate                       2,051,500      2,196,000
                                                  -----------    -----------
          Total Assets                             3,046,111      4,833,924
                                                  -----------    -----------

LIABILITIES:
  Payable to AEI Fund Management, Inc.                11,732         80,440
  Distributions Payable                               53,749      1,579,269
  Unearned Rent                                        4,689              0
                                                  -----------    -----------
          Total Liabilities                           70,170      1,659,709
                                                  -----------    -----------
NET ASSETS (PARTNERS' CAPITAL) IN LIQUIDATION,
 including 19,557 Limited Partnership
 Units outstanding                               $ 2,975,941    $ 3,174,215
                                                  ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
               STATEMENT OF LIQUIDATING ACTIVITIES
            FOR THE PERIODS ENDED SEPTEMBER 30, 2006

                           (Unaudited)

                                               Three Months    Nine Months

SOURCES OF ADDITIONAL CASH:
  Rent                                          $    51,448    $   146,295
  Interest Income                                    12,212         34,330
                                                 -----------    -----------
      Total Sources of Additional Cash               63,660        180,625
                                                 -----------    -----------

USES OF ADDITIONAL CASH:
  Partnership Administration - Affiliates            21,256         68,785
  Partnership Administration and Property
     Management - Unrelated Parties                   4,043         15,847
  Expenses Related to Sale of Real Estate                 0         68,748
  Distributions to Partners                          45,644      1,670,558
                                                 -----------    -----------
      Total Uses of Additional Cash                  70,943      1,823,938
                                                 -----------    -----------
DECREASE IN NET ASSETS IN LIQUIDATION
   BEFORE ADJUSTMENTS                                (7,283)    (1,643,313)
                                                 -----------    -----------
ADJUSTMENTS OF ESTIMATED VALUES:
  Increase (Decrease) in Net Realizable values of:
     Real Estate                                     (8,500)      (144,500)
     Payable to AEI Fund Management, Inc.            (1,250)        68,708
     Distributions Payable                           (8,105)     1,525,520
     Unearned Rent                                        0         (4,689)
                                                 -----------    -----------
       Total Adjustment of Estimated  Values        (17,855)     1,445,039
                                                 -----------    -----------

DECREASE IN NET ASSETS IN LIQUIDATION               (25,138)      (198,274)

BEGINNING NET ASSETS IN LIQUIDATION               3,001,079      3,174,215
                                                 -----------    -----------
ENDING NET ASSETS IN LIQUIDATION                $ 2,975,941    $ 2,975,941
                                                 ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
            FOR THE PERIODS ENDED SEPTEMBER 30, 2005

                           (Unaudited)

                                              Three Months    Nine Months

INTEREST INCOME                               $    19,697     $    45,879

INCOME FROM DISCONTINUED OPERATIONS:
  Rental Income                                    89,000         407,813
  Partnership Administration - Affiliates         (26,975)        (93,829)
  Partnership Administration and Property
     Management - Unrelated Parties                (1,877)        (26,460)
  Depreciation                                    (19,375)        (71,721)
  Gain on Sale of Real Estate                     710,322       2,992,619
                                               -----------     -----------
     Total Income from Discontinued Operations    751,095       3,208,422
                                               -----------     -----------

NET INCOME                                    $   770,792     $ 3,254,301
                                               ===========     ===========

NET INCOME ALLOCATED:
  General Partners                            $    28,086     $    68,177
  Limited Partners                                742,706       3,186,124
                                               -----------     -----------
                                              $   770,792     $ 3,254,301
                                               ===========     ===========

INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations                      $      1.00     $      2.32
   Discontinued Operations                          36.98          160.59
                                               -----------     -----------
         Total                                $     37.98     $    162.91
                                               ===========     ===========

Weighted Average Units Outstanding                 19,557          19,557
                                               ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
       FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2005

                           (Unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                $ 3,254,301

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                                 71,721
     Gain on Sale of Real Estate                              (2,992,619)
     Decrease in Payable to
        AEI Fund Management, Inc.                                (51,711)
     Increase in Unearned Rent                                     1,371
                                                              -----------
        Total Adjustments                                     (2,971,238)
                                                              -----------
        Net Cash Provided By
           Operating Activities                                  283,063
                                                              -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Sale of Real Estate                           7,222,412
                                                              -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                          (2,148,849)
   Distributions to Partners                                  (7,457,655)
   Redemption Payments                                           (32,157)
                                                              -----------
        Net Cash Used For
           Financing Activities                               (9,638,661)
                                                              -----------
NET DECREASE IN CASH
   AND CASH EQUIVALENTS                                       (2,133,186)

CASH AND CASH EQUIVALENTS, beginning of period                 4,876,376
                                                              -----------
CASH AND CASH EQUIVALENTS, end of period                     $ 2,743,190
                                                              ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
             FOR THE PERIOD ENDED SEPTEMBER 30, 2005

                           (Unaudited)


                                                                 Limited
                                                               Partnership
                             General     Limited                  Units
                             Partners    Partners     Total    Outstanding


BALANCE, December 31, 2004  $  36,287  $ 7,660,782  $ 7,697,069   19,626.00

  Distributions               (74,577)  (7,383,078)  (7,457,655)

  Redemption Payments            (321)     (31,836)     (32,157)     (69.00)

  Net Income                   68,177    3,186,124    3,254,301
                             ---------  -----------  -----------  ----------
BALANCE, September 30, 2005 $  29,566  $ 3,431,992  $ 3,461,558   19,557.00
                             =========  ===========  ===========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2006

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


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(2)  Organization - (Continued)

     In the fourth quarter of 2006, the Managing General Partner plans to solicit by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. If a majority of the voting Units are voted in favor of the proposal, the Managing General Partner will proceed with the planned liquidation of the Partnership. If the Partnership sells its remaining property in 2007, the Partnership anticipates liquidation to occur by December 31, 2007.

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

(4)  Investments in Real Estate -

     Effective with the decision to liquidate, the carrying amounts of assets and liabilities were adjusted from their historical bases to the amounts of cash expected from their realization and settlement. Because of the expected short liquidation period, the effects of discounting would not be significant and have been ignored. At December 31, 2005, the estimated real estate values were based upon comparable sales of similar properties and a tenant purchase option contained in a lease. The adjustment increased Investments in Real Estate by $677,365. At March 31, 2006, the estimated real estate values were based upon comparable sales of similar properties, which resulted in an additional adjustment that decreased Investments in Real Estate by $136,000. At September 30, 2006, the estimated real estate values were based upon comparable sales of similar properties, which resulted in an additional adjustment that decreased Investments in Real Estate by $8,500. It is at least reasonably possible that the amounts expected to be realized in the liquidation process will change in the near term.


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

(6)  Discontinued Operations -

     In  July  2003,  the  tenant of the Razzoo's  restaurant  in
     Austin, Texas notified the Partnership that it was experiencing financial difficulty stemming from lower than expected sales and that it might not be able to pay future rents. In November 2004, the Partnership and the tenant entered into an agreement to amend the Lease to provide the tenant with options to purchase the property and terminate the Lease. Under the purchase option, which expired October 31, 2006, the tenant could have elected to purchase the Partnership's interest in the property for $442,000. Under the termination option, the tenant could elect to terminate the Lease by providing no less than six months prior written notice and paying a termination payment equal to one year's rent. As part of this agreement, the Partnership received a personal guarantee from the majority shareholder of the tenant for payment of the rent through October 31, 2006. In addition, the Partnership was reimbursed for certain expenses it incurred related to legal action it pursued in connection with this situation. The tenant has continued to pay rent and comply with its lease obligations.

     On  April  30,  2006,  the tenant exercised  its  option  to terminate the lease effective October 31, 2006. Subsequent to September 30, 2006, the tenant paid the Partnership the required payment of $56,263 and the Lease was terminated. The Partnership actively marketed the property for sale and listed it with a real estate broker in the Austin area. At March 31, 2006, based on the lease termination and an analysis of market conditions in the area, the Partnership recognized a $136,000 adjustment to decrease the estimated net realizable value of the property to $306,000.

     In September 2006, the Partnership entered into an agreement to sell the Razzoo's restaurant to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $297,500. Based on this agreement, the Partnership recognized an additional $8,500 adjustment to decrease the estimated net realizable value of the property.

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

     During the first nine months of 2006 and 2005, the Partnership distributed $55,885 and $7,156,409 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $2.83 and $362.26 per Limited Partnership Unit, respectively.


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     On June 26, 2006, Timber Lodge Steakhouse, Inc. (TLS), the tenant of the Timber Lodge restaurants filed for Chapter 11 bankruptcy reorganization. With the exception of June 2006, rents are current and the Partnership expects to continue to receive all scheduled rents in future months unless the Lease is rejected by TLS. In September 2006, TLS submitted a written proposal requesting rent concessions. The Partnership and other owners of the properties are evaluating the proposal and negotiating with TLS to reach an agreement to modify rental terms that will induce TLS to assume the Leases for these properties. If the Leases are assumed, TLS must comply with all Lease terms. If the Leases are rejected, TLS would be required to return possession of the properties to the Partnership and the Partnership would be responsible for real estate taxes and other costs associated with maintaining the properties. The Partnership has evaluated the leases and property values and decided that no adjustment to their net realizable values is necessary at this time.

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

       Effective October 1, 2005, the Partnership adopted the liquidation basis of accounting because, pending the approval of the Limited Partners, the General Partners anticipated the liquidation of the Partnership during 2006. The General Partners now anticipate liquidation to occur during 2007. In accordance with the liquidation basis of accounting, assets are recorded at their estimated net realizable value (the amount of cash expected to be received) and liabilities are recorded at the amount estimated to be paid to creditors and Partners. At September 30, 2006, the estimated real estate values were based upon comparable sales of similar properties. Any changes in these estimates could cause material changes in the net assets in liquidation.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Results of Operations

        For the nine months ended September 30, 2006 and 2005, while in the liquidation and operating phases, the Partnership recognized rental income of $141,606 and $407,813, respectively. During the same periods, the Partnership recognized interest income of $34,330 and $45,879, respectively. In 2006, rental income decreased as a result of property sales.

        For the nine months ended September 30, 2006 and 2005, while in the liquidation and operating phases, the Partnership incurred Partnership administration expenses from affiliated parties of $68,825 and $93,829, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. As the Partnership's asset base decreases due to property sales, it is allocated a smaller share of expenses that are allocated by AEI Fund Management, Inc. based on the relative assets of the funds under management. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $15,847 and $26,460, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These expenses were higher in 2005, when compared to 2006, as the result of expenses incurred in 2005 related to a property that was sold.

         At September 30, 2006 and December 31, 2005, the Partnership recognized adjustments of estimated value of $1,445,039 and ($182,077), respectively, resulting from adopting the liquidation basis of accounting and recording their assets at estimated net realizable value and liabilities at the amount estimated to be paid.

        In July 2003, the tenant of the Razzoo's restaurant in Austin, Texas notified the Partnership that it was experiencing financial difficulty stemming from lower than expected sales and that it might not be able to pay future rents. In November 2004, the Partnership and the tenant entered into an agreement to amend the Lease to provide the tenant with options to purchase the property and terminate the Lease. Under the purchase option, which expired October 31, 2006, the tenant could have elected to purchase the Partnership's interest in the property for $442,000. Under the termination option, the tenant could elect to terminate the Lease by providing no less than six months prior written notice and paying a termination payment equal to one year's rent. As part of this agreement, the Partnership received a personal guarantee from the majority shareholder of the tenant for payment of the rent through October 31, 2006. In addition, the Partnership was reimbursed for certain expenses it incurred related to legal action it pursued in connection with this situation. The tenant has continued to pay rent and comply with its lease obligations.

        On April 30, 2006, the tenant exercised its option to terminate the lease effective October 31, 2006. Subsequent to September 30, 2006, the tenant paid the Partnership the required payment of $56,263 and the Lease was terminated. The Partnership actively marketed the property for sale and listed it with a real estate broker in the Austin area. At March 31, 2006, based on the lease termination and an analysis of market conditions in the area, the Partnership recognized a $136,000 adjustment to decrease the estimated net realizable value of the property to $306,000.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In September 2006, the Partnership entered into an agreement to sell the Razzoo's restaurant to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $297,500. Based on this agreement, the Partnership recognized an additional $8,500 adjustment to decrease the estimated net realizable value of the property.

       On June 26, 2006, Timber Lodge Steakhouse, Inc. (TLS), the tenant of the Timber Lodge restaurants filed for Chapter 11 bankruptcy reorganization. With the exception of June 2006, rents are current and the Partnership expects to continue to receive all scheduled rents in future months unless the Lease is rejected by TLS. In September 2006, TLS submitted a written proposal requesting rent concessions. The Partnership and other owners of the properties are evaluating the proposal and negotiating with TLS to reach an agreement to modify rental terms that will induce TLS to assume the Leases for these properties. If the Leases are assumed, TLS must comply with all Lease terms. If the Leases are rejected, TLS would be required to return possession of the properties to the Partnership and the Partnership would be responsible for real estate taxes and other costs associated with maintaining the properties. The Partnership has evaluated the leases and property values and decided that no adjustment to their net realizable values is necessary at this time.

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

Liquidity and Capital Resources

        In the fourth quarter of 2006, the Managing General Partner plans to solicit by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. If a majority of the voting Units are voted in favor of the proposal, the Managing General Partner will proceed with the planned liquidation of the Partnership. If the Partnership sells its remaining property in 2007, the Partnership anticipates liquidation to occur by December 31, 2007.

        During the nine months ended September 30, 2006, while in the liquidation phase, the Partnership's Net Assets in Liquidation decreased $198,274 mainly as a result of a decrease in the estimated net realizable value of Investments in Real Estate. During the nine months ended September 30, 2005, while in the operating phase, the Partnership's cash balances decreased $2,133,186 as a result of distributions paid to the Partners in excess of cash generated from operating and investing activities.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       For the nine months ended September 30, 2006 and 2005, the Partnership declared distributions of $145,038 and $7,457,655, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $135,564 and $7,383,078 and the General Partners received distributions of $9,474 and $74,577 for the periods, respectively. In March, June, September and December 2005, the Partnership declared special distributions of $4,040,404, $1,010,101, $2,020,202 and $1,515,152, respectively, of net sale proceeds.

        During the first nine months of 2006 and 2005, the Partnership distributed $55,885 and $7,156,409 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $2.83 and $362.26 per Limited Partnership Unit, respectively.

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

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS

    10.1 Purchase Agreement dated September 25, 2006 between the Partnership, AEI Real Estate Fund XV Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Income & Growth Fund XXII Limited Partnership and Dan Quinlan relating to the Property at 11617 Research Boulevard, Austin, Texas.

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


Dated:  November 6, 2006      AEI Real Estate Fund XVII
                              Limited Partnership
                              By:  AEI Fund Management XVII, Inc.
                              Its: Managing General Partner



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