Form 10KSB
period 2006-12-31
AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
filed 2007-03-27
CIK 819577

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

    Annual Report Under Section 13 or 15(d) of The Securities
                      Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2006

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

The Issuer's revenues for the year ended December 31, 2006 were $240,414.

As of February 28, 2007, there were 19,514.40 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $19,514,400.

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

        The Partnership was organized to acquire, initially on a debt-free basis, existing and newly constructed commercial properties located in the United States, to lease such properties to tenants under triple net leases, to hold such properties and to eventually sell such properties. From subscription proceeds, the Partnership purchased twenty properties, including partial interests in eight properties, totaling $20,026,239. The balance of the subscription proceeds was applied to organization and syndication costs, working capital reserves and distributions, which represented a return of capital. The properties are commercial, single tenant buildings leased under triple net leases.

        In the second quarter of 2007, the Managing General Partner plans to solicit by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. If a majority of the voting Units are voted in favor of the proposal, the Managing General Partner will proceed with the planned liquidation of the Partnership. If the Partnership sells its remaining property in 2007, the Partnership anticipates liquidation to occur by December 31, 2007.

Leases

       Although there are variations in the specific terms of the leases, the following is a summary of the general terms of the Partnership's leases. The properties are leased to various tenants under triple net leases, which are classified as operating leases. Under a triple net lease, the tenant is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses for the property. The primary lease terms are 20 years. The leases provide the tenant with two five-year renewal options subject to the same terms and conditions as the primary term. The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

Property Activity

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

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

        In July 2003, the tenant of the Razzoo's restaurant in Austin, Texas notified the Partnership that it was experiencing financial difficulty stemming from lower than expected sales and that it might not be able to pay future rents. In November 2004, the Partnership and the tenant entered into an agreement to amend the Lease to provide the tenant with options to purchase the property and terminate the Lease. Under the purchase option, which expired October 31, 2006, the tenant could have elected to purchase the Partnership's interest in the property for $442,000. Under the termination option, the tenant could elect to terminate the Lease by providing no less than six months prior written notice and paying a termination payment equal to one year's rent. As part of this agreement, the Partnership received a personal guarantee from the majority shareholder of the tenant for payment of the rent through October 31, 2006. In addition, the Partnership was reimbursed for certain expenses it incurred related  to  legal  action  it pursued in  connection  with  this situation. The tenant continued to pay rent and complied with its Lease obligations.

        On April 30, 2006, the tenant exercised its option to terminate the Lease effective October 31, 2006. The tenant paid the Partnership the required payment of $56,263 on October 31, 2006, and the Lease was terminated. The Partnership actively marketed the property for sale and listed it with a real estate broker in the Austin area. At March 31, 2006, based on the Lease termination and an analysis of market conditions in the area, the Partnership recognized a $136,000 adjustment to decrease the estimated net realizable value of the property to $306,000.

        In September 2006, the Partnership entered into an agreement to sell the Razzoo's restaurant to an unrelated third party. Based on this agreement, the Partnership recognized an additional $8,500 adjustment to decrease the estimated net realizable value of the property. On November 21, 2006, the sale closed with the Partnership receiving net sale proceeds of $297,816. At the time of sale, the estimated net realizable value was $297,500.

       On June 26, 2006, Timber Lodge Steakhouse, Inc. (TLS), the tenant of the Timber Lodge restaurants filed for Chapter 11 bankruptcy reorganization. In September 2006, TLS submitted a written proposal requesting rent concessions. Subsequent to December 31, 2006, the Partnership and other owners of the properties agreed to Lease amendments to reduce the annual rent by 15% for the Rochester property and 10% for the St. Cloud property. As a result of these amendments, TLS submitted a request to the bankruptcy court to assume the Leases. The request was approved by the court. As of the date of this report, TLS has paid all rent due under the Leases as amended. At December 31, 2006, based on the Lease amendments and an analysis of market conditions in the area, the Partnership recognized a $319,000 adjustment to decrease the estimated net realizable value of the properties.

Major Tenants

        During 2006, two tenants each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 100% of total rental revenue in 2006. With the planned liquidation of the Partnership, the major tenant information will no longer be applicable.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

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

ITEM 2.   DESCRIPTION OF PROPERTIES.

Investment Objectives

        The Partnership's investment objectives were to acquire existing or newly-developed commercial properties throughout the United States that offer the potential for (i) preservation and protection of the Partnership's capital; (ii) partially tax-deferred cash distributions from operations which may increase through rent participation clauses or mandated rent increases; and (iii) long-term capital gains through appreciation in value of the Partnership's properties realized upon sale. The Partnership does not have a policy, and there is no limitation, as to the amount or percentage of assets that may be invested in any one property. However, to the extent possible, the General
Partners attempted to diversify the type and location of the Partnership's properties.

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

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2006.


                             Total Property               Annual   Annual
                   Purchase   Acquisition                 Lease    Rent Per
   Property          Date        Costs      Tenant        Payment  Sq. Ft.

Timber Lodge
 Steakhouse Restaurant
 St. Cloud, MN                            Timber Lodge
 (1.9949%)        11/18/97   $   31,970  Steakhouse, Inc.  $  3,500  $25.13

Timber Lodge
 Steakhouse Restaurant
 Rochester, MN                            Timber Lodge
 (65.5178%)         9/3/98   $1,251,894  Steakhouse, Inc.  $126,242  $27.60

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

        The primary lease terms are 20 years. The leases provide the tenants with two five-year renewal options subject to the same terms and conditions as the primary term.

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

        At December 31, 2006, all properties listed above were 100% occupied.

ITEM 3. LEGAL PROCEEDINGS.

       None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
        AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

        (a) As of December 31, 2006, there were 1,758 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

       Cash distributions of $17,526 and $90,412 were made to the General Partners and $480,753 and $8,950,776 were made to the Limited Partners in 2006 and 2005, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed $355,326 and $8,591,192 of proceeds from property sales in 2006 and 2005, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

        The Management's Discussion and Analysis contains various "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters. These, and other forward looking statements made by the Partnership, must be evaluated in the context of a number of factors that may affect the Partnership's financial condition and results of operations, including the following:

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       Effective October 1, 2005, the Partnership adopted the liquidation basis of accounting because, pending the approval of the Limited Partners, the General Partners anticipated the liquidation of the Partnership during 2006. The General Partners now anticipate liquidation to occur during 2007. In accordance with the liquidation basis of accounting, assets are recorded at their estimated net realizable value (the amount of cash expected to be received) and liabilities are recorded at the amount estimated to be paid to creditors and Partners. At December 31, 2006, the estimated real estate values were based upon comparable sales of similar properties. Any changes in these estimates could cause material changes in the net assets in liquidation.

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

Results of Operations

        For the years ended December 31, 2006 and 2005, while in the liquidation and operating phases, the Partnership recognized rental income of $240,414 and $475,613, respectively. During the same periods, the Partnership recognized interest income of $48,430 and $60,944, respectively. In 2006, rental income decreased as a result of property sales.

        For the years ended December 31, 2006 and 2005, while in the liquidation and operating phases, the Partnership incurred Partnership administration expenses from affiliated parties of $90,912 and $113,631, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. As the Partnership's asset base decreases due to property sales, it is allocated a smaller share of expenses that are allocated by AEI Fund Management, Inc. based on the relative assets of the funds under management. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $20,936 and $27,552, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These expenses were higher in 2005, when compared to 2006, as the result of expenses incurred in 2005 related to a property that was sold.

        At December 31, 2006 and 2005, the Partnership recognized adjustments of estimated value of $534,714 and ($182,077), respectively, resulting from adopting the liquidation basis of accounting and recording its assets at estimated net realizable value and liabilities at the amount estimated to be paid.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       On June 26, 2006, Timber Lodge Steakhouse, Inc. (TLS), the tenant of the Timber Lodge restaurants filed for Chapter 11 bankruptcy reorganization. In September 2006, TLS submitted a written proposal requesting rent concessions. Subsequent to December 31, 2006, the Partnership and other owners of the properties agreed to Lease amendments to reduce the annual rent by 15% for the Rochester property and 10% for the St. Cloud property. As a result of these amendments, TLS submitted a request to the bankruptcy court to assume the Leases. The request was approved by the court. As of the date of this report, TLS has paid all rent due under the Leases as amended. At December 31, 2006, based on the Lease amendments and an analysis of market conditions in the area, the Partnership recognized a $319,000 adjustment to decrease the estimated net realizable value of the properties.

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

Liquidity and Capital Resources

        In the second quarter of 2007, the Managing General Partner plans to solicit by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. If a majority of the voting Units are voted in favor of the proposal, the Managing General Partner will proceed with the planned liquidation of the Partnership. If the Partnership sells its remaining property in 2007, the Partnership anticipates liquidation to occur by December 31, 2007.

        During the year ended December 31, 2006, while in the liquidation phase, the Partnership's Net Assets in Liquidation decreased $784,467 mainly as a result of a decrease in the estimated net realizable value of Investments in Real Estate and cash distributions of net sale proceeds paid to the Partners. During the period from October 1, 2005 to December 31, 2005, while in the liquidation phase, the Partnership's Net Assets in Liquidation decreased $287,343 mainly as a result of cash distributions of net sale proceeds paid to the Partners, which were partially offset by the adjustment to increase Investments in Real Estate from their historical bases to their estimated net realizable value. During the period from January 1, 2005 to
September 30, 2005, while in the operating phase, the Partnership's cash balances decreased $2,133,186 as a result of distributions paid to the Partners in excess of cash generated from operating and investing activities.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In July 2003, the tenant of the Razzoo's restaurant in Austin, Texas notified the Partnership that it was experiencing financial difficulty stemming from lower than expected sales and that it might not be able to pay future rents. In November 2004, the Partnership and the tenant entered into an agreement to amend the Lease to provide the tenant with options to purchase the property and terminate the Lease. Under the purchase option, which expired October 31, 2006, the tenant could have elected to purchase the Partnership's interest in the property for $442,000. Under the termination option, the tenant could elect to terminate the Lease by providing no less than six months prior written notice and paying a termination payment equal to one year's rent. As part of this agreement, the Partnership received a personal guarantee from the majority shareholder of the tenant for payment of the rent through October 31, 2006. In addition, the Partnership was reimbursed for certain expenses it incurred related  to  legal  action  it pursued in  connection  with  this situation. The tenant continued to pay rent and complied with its Lease obligations.

        On April 30, 2006, the tenant exercised its option to terminate the Lease effective October 31, 2006. The tenant paid the Partnership the required payment of $56,263 on October 31, 2006, and the Lease was terminated. The Partnership actively marketed the property for sale and listed it with a real estate broker in the Austin area. At March 31, 2006, based on the Lease termination and an analysis of market conditions in the area, the Partnership recognized a $136,000 adjustment to decrease the estimated net realizable value of the property to $306,000.

        In September 2006, the Partnership entered into an agreement to sell the Razzoo's restaurant to an unrelated third party. Based on this agreement, the Partnership recognized an additional $8,500 adjustment to decrease the estimated net realizable value of the property. On November 21, 2006, the sale closed with the Partnership receiving net sale proceeds of $297,816. At the time of sale, the estimated net realizable value was $297,500.

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

        For the years ended December 31, 2006 and 2005, the Partnership declared distributions of $498,279 and $9,041,188, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $480,753 and $8,950,776 and the General Partners received distributions of $17,526 and $90,412 for the periods, respectively. In March, June, September and December 2005, the Partnership declared special distributions of net sale proceeds of $4,040,404, $1,010,101, $2,020,202 and $1,515,152,
respectively. In December 2006, the Partnership declared a special distribution of net sale proceeds of $303,030.

       During 2006 and 2005, the Partnership distributed $358,915 and $8,677,972 of net sale proceeds to the Limited and General
Partners, which represented a return of capital of $18.17 and $439.28 per Limited Partnership Unit, respectively.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

       During 2006, the Partnership did not redeem any Units from the Limited Partners. During 2005, six Limited Partners redeemed a total of 69 Partnership Units for $31,836 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 304 Limited Partners redeemed 3,762.7 Partnership Units for
$2,753,267. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $321 in 2005.

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





          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Registered Public Accounting Firm

Statement of Net Assets Available for Liquidation at December 31, 2006 and 2005

Statement of Liquidating Activities for the Year Ended December 31, 2006
  and for the Period from October 1, 2005 to December 31, 2005

Statements for the Period from January 1, 2005 to September 30, 2005

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements


     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners:
AEI Real Estate Fund XVII Limited Partnership
St. Paul, Minnesota


      We have audited the accompanying statement of net assets available for liquidation of AEI Real Estate Fund XVII Limited Partnership (a Minnesota limited partnership) as of December 31, 2006 and 2005, and the related statements of income, cash flows and changes in partners' capital for the period from January 1, 2005 to September 30, 2005. We also have audited the related statement of liquidating activities for the year ended December 31, 2006 and for the period from October 1, 2005 to December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      As described in the Notes to the financial statements, the General Partners of AEI Real Estate Fund XVII Limited Partnership anticipate the liquidation of the Partnership during 2007. Because liquidation was imminent, the Partnership changed its basis of accounting after September 30, 2005, from the going concern basis to the liquidation basis.

      In our opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, AEI Real Estate Fund XVII Limited Partnership results of its operations and its cash flows for the period from January 1, 2005, to September 30, 2005, its net assets available for liquidation as of December 31, 2006 and 2005, and the statement of liquidating activities for the year ended December 31, 2006 and for the period from October 1, 2005 to December 31, 2005, in conformity with U.S. generally accepted accounting principles applied on the bases of accounting described in the preceding paragraph.



                       /s/Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                               Certified Public Accountants

Minneapolis, Minnesota
March 23, 2007

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
        STATEMENT OF NET ASSETS AVAILABLE FOR LIQUIDATION
                   DECEMBER 31, 2006 AND 2005



                                                    2006           2005

ASSETS:
  Cash and Cash Equivalents                     $ 1,318,743    $ 2,637,924
  Receivables                                           636              0
  Investments in Real Estate                      1,435,000      2,196,000
                                                 -----------    -----------
          Total Assets                            2,754,379      4,833,924
                                                 -----------    -----------

LIABILITIES:
  Payable to AEI Fund Management, Inc.               11,390         80,440
  Distributions Payable                             353,241      1,579,269
                                                 -----------    -----------
          Total Liabilities                         364,631      1,659,709
                                                 -----------    -----------
NET ASSETS (PARTNERS' CAPITAL) IN LIQUIDATION,
   including 19,557 Limited Partnership Units
   outstanding                                  $ 2,389,748    $ 3,174,215
                                                 ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
               STATEMENT OF LIQUIDATING ACTIVITIES
        FOR THE YEAR ENDED DECEMBER 31, 2006 AND FOR THE
        PERIOD FROM OCTOBER 1, 2005 TO DECEMBER 31, 2005


                                                       2006          2005

SOURCES OF ADDITIONAL CASH:
  Rent                                             $   240,414  $    66,429
  Interest Income                                       48,430       15,065
  Proceeds from Sale of Real Estate                    297,816    1,951,127
                                                    -----------  -----------
      Total Sources of Additional Cash                 586,660    2,032,621
                                                    -----------  -----------

USES OF ADDITIONAL CASH:
  Partnership Administration - Affiliates               91,214       19,802
  Partnership Administration and Property
     Management - Unrelated Parties                     21,572        1,092
  Expenses Related to the Sale of Real Estate           68,748            0
  Distributions to Partners                          1,724,307    2,116,993
                                                    -----------  -----------
      Total Uses of Additional Cash                  1,905,841    2,137,887
                                                    -----------  -----------
DECREASE IN NET ASSETS IN LIQUIDATION
     BEFORE ADJUSTMENTS                             (1,319,181)    (105,266)
                                                    -----------  -----------
ADJUSTMENTS OF ESTIMATED VALUES:
Increase (Decrease) in Net Realizable values of:
     Receivables                                           636            0
     Real Estate                                      (463,500)     677,365
     Payable to AEI Fund Management, Inc.               69,050      (68,748)
     Distributions Payable                           1,226,028      533,460
     Unearned Rent                                           0        1,371
     Net Realizable Value of Real Estate Sold         (297,500)  (1,325,525)
                                                    -----------  -----------
       Total Adjustment of Estimated Values            534,714     (182,077)
                                                    -----------  -----------

DECREASE IN NET ASSETS IN LIQUIDATION                 (784,467)    (287,343)

BEGINNING NET ASSETS IN LIQUIDATION                  3,174,215    3,461,558
                                                    -----------  -----------
ENDING NET ASSETS IN LIQUIDATION                   $ 2,389,748  $ 3,174,215
                                                    ===========  ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
    FOR THE PERIOD FROM JANUARY 1, 2005 TO SEPTEMBER 30, 2005




INTEREST INCOME                                                 $   45,879

INCOME FROM DISCONTINUED OPERATIONS:
  Rental Income                                                    407,813
  Partnership Administration - Affiliates                          (93,829)
  Partnership Administration and Property
     Management - Unrelated Parties                                (26,460)
  Depreciation                                                     (71,721)
  Gain on Sale of Real Estate                                    2,992,619
                                                                 ----------
      Total Income from Discontinued Operations                  3,208,422
                                                                 ----------

NET INCOME                                                      $3,254,301
                                                                 ==========

NET INCOME ALLOCATED:
  General Partners                                              $   68,177
  Limited Partners                                               3,186,124
                                                                 ----------
                                                                $3,254,301
                                                                 ==========

INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations                                        $     2.32
   Discontinued Operations                                          160.59
                                                                 ----------
          Total                                                 $   162.91
                                                                 ==========

Weighted Average Units Outstanding                                  19,557
                                                                 ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
    FOR THE PERIOD FROM JANUARY 1, 2005 TO SEPTEMBER 30, 2005



CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                    $3,254,301

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                                   71,721
     Gain on Sale of Real Estate                                (2,992,619)
     Decrease in Payable to
        AEI Fund Management, Inc.                                  (51,711)
     Increase in Unearned Rent                                       1,371
                                                                 ----------
       Total Adjustments                                        (2,971,238)
                                                                 ----------
       Net Cash Provided By
           Operating Activities                                    283,063
                                                                 ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sale of Real Estate                              7,222,412
                                                                 ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in Distributions Payable                             (2,148,849)
  Distributions to Partners                                     (7,457,655)
  Redemption Payments                                              (32,157)
                                                                 ----------
       Net Cash Used For
           Financing Activities                                 (9,638,661)
                                                                 ----------
NET DECREASE IN CASH
   AND CASH EQUIVALENTS                                         (2,133,186)

CASH AND CASH EQUIVALENTS, beginning of period                   4,876,376
                                                                 ----------
CASH AND CASH EQUIVALENTS, end of period                        $2,743,190
                                                                 ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
    FOR THE PERIOD FROM JANUARY 1, 2005 TO SEPTEMBER 30, 2005


                                                                  Limited
                                                                Partnership
                             General     Limited                   Units
                             Partners    Partners      Total    Outstanding


BALANCE, December 31, 2004   $36,287   $7,660,782   $7,697,069   19,626.00

  Distributions              (74,577)  (7,383,078)  (7,457,655)

  Redemption Payments           (321)     (31,836)     (32,157)     (69.00)

  Net Income                  68,177    3,186,124    3,254,301
                              -------   ----------   ----------  ----------
BALANCE, September 30, 2005  $29,566   $3,431,992   $3,461,558   19,557.00
                              =======   ==========   ==========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

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

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

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

     In the second quarter of 2007, the Managing General Partner plans to solicit by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. If a majority of the voting Units are voted in favor of the proposal, the Managing General Partner will proceed with the planned liquidation of the Partnership. If the Partnership sells its remaining property in 2007, the Partnership anticipates liquidation to occur by December 31, 2007.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

(2)  Summary of Significant Accounting Policies -

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

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

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

       Real estate is recorded at estimated net realizable value at December 31, 2006 and 2005. Through September 30, 2005, the Partnership compared the carrying amount of its properties to the estimated probability-weighted future cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows was less than the carrying amount of the property, the Partnership recognized an impairment loss by the amount by which the carrying amount of the property exceeded the fair value of the property.

       Through  September 30, 2005, the buildings  and  equipment of the Partnership were depreciated using the straight-line method for financial reporting purposes based on estimated useful lives of 30 years and 10 years respectively.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

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

       The Partnership's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located. These laws could require the Partnership to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found. For each property, an environmental assessment is completed prior to acquisition. In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant's business such as use of cleaning  supplies)  in violation  of  applicable  law  to restrict environmental and other damage. Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated. There were no environmental issues noted or liabilities recorded at December 31, 2006 and 2005.

     Recently Issued Accounting Pronouncements

       Management has reviewed recently issued, but not yet effective, accounting pronouncements and does not expect the implementation of these pronouncements to have a significant effect on the Partnership's financial statements.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

(3)  Related Party Transactions -

     The Partnership owned a 28% interest in a Champps Americana restaurant in Utica, Michigan. The remaining interests in this property are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership, affiliates of the Partnership, and unrelated third parties. The Partnership owned a 50% interest in a Johnny Carino's restaurant in Mansfield, Texas. The remaining interest in this property was owned by AEI Real Estate Fund XVIII Limited Partnership, an affiliate of the Partnership. The Partnership owned a 50% interest in a Johnny Carino's restaurant in Longview, Texas. The remaining interest in this property was owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership. The Partnership owned a 50% interest in an Eckerd drug store. The remaining interest in this property was owned by AEI Net Lease Income & Growth Fund XX Limited Partnership, an affiliate of the Partnership. The Partnership owned a 17% interest in a Razzoo's restaurant. The remaining interests in this property were owned by AEI Real Estate Fund XV Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Income & Growth Fund XXII Limited Partnership, affiliates of the Partnership.

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                         Total Incurred by the Partnership
                                          for the Years Ended December 31

                                                           2006      2005
a.AEI and AFM are reimbursed for all costs incurred in
  connection with managing the Partnership's operations,
  maintaining the Partnership's books and communicating
  the results of operations to the Limited Partners.    $  90,912 $ 113,631
                                                         ========  ========
b.AEI and AFM are reimbursed for all direct expenses they
  have paid on the Partnership's behalf to third parties
  relating to Partnership administration and property
  management.  These expenses included printing costs,
  legal and filing fees, direct administrative costs,
  outside audit costs, taxes, insurance and other
  property costs.                                       $  20,936 $  27,552
                                                         ========  ========
c.AEI is reimbursed for all costs incurred in
  connection with the sale of property.                 $   5,968 $ 290,816
                                                         ========  ========


     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b and c. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants under triple net leases, which are classified as operating leases. Under a triple net lease, the tenant is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The primary lease terms are 20 years. The leases provide the tenants with two five-year renewal options subject to the same terms and conditions as the primary term. The leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases.

     The Partnership's properties are commercial, single-tenant buildings. The Timber Lodge Steakhouse in St. Cloud,
     Minnesota was constructed and acquired in 1997. The Timber Lodge Steakhouse in Rochester, Minnesota was constructed and acquired in 1998. There have been no costs capitalized as improvements subsequent to the acquisitions.

     Effective with the decision to liquidate, the carrying amounts of assets and liabilities were adjusted from their historical bases to the amounts of cash expected from their realization and settlement. Because of the expected short liquidation period, the effects of discounting would not be significant and have been ignored. At December 31, 2005, the estimated real estate values were based upon comparable sales of similar properties and a tenant purchase option contained in a lease. The adjustment increased Investments in Real Estate by $677,365. At December 31, 2006, the estimated real estate values were based upon comparable sales of similar properties. During 2006, additional adjustments were made to the estimated real estate values that decreased Investments in Real Estate by a total of $463,500. It is at least reasonably possible that the amounts expected to be realized in the liquidation process will change in the near term.

     The historical cost and related accumulated depreciation and
     estimated  net  realizable  values  of  the  properties   at
     December 31, 2006 are as follows:
                                                                Liquidation
                                   Historical Cost Basis            Basis
                                Buildings and       Accumulated Net Realizable
Property                Land      Equipment   Total Depreciation    Value

Timber Lodge Steakhouse,
 St. Cloud, MN         $  6,969 $   25,001 $   31,970 $  6,835   $   39,000
Timber Lodge Steakhouse,
 Rochester, MN          276,010    975,884  1,251,894  256,924    1,396,000
                        -------  ---------  ---------  -------    ---------
                       $282,979 $1,000,885 $1,283,864 $263,759   $1,435,000
                        =======  =========  =========  =======    =========


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

(4)  Investments in Real Estate - (Continued)

     For the above properties, the minimum future rent payments required by the leases are as follows:

                       2007           $  129,742
                       2008              129,742
                       2009              129,742
                       2010              129,742
                       2011              133,848
                       Thereafter      1,091,169
                                       ---------
                                      $1,743,985
                                       =========

     There were no contingent rents recognized in 2006 or 2005.

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

      Tenants                       Industry        2006       2005

     Timber Lodge Steakhouse, Inc.  Restaurant   $ 137,544  $ 147,172
     Razzoo's LP                    Restaurant     102,870     55,430
     Kona Restaurant Group, Inc.    Restaurant         N/A    128,121
     KinderCare Learning
        Centers, Inc.               Child Care         N/A     96,552
                                                  ---------  ---------
     Aggregate rent revenue of major tenants     $ 240,414  $ 427,275
                                                  =========  =========
     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                100%        90%
                                                  =========  =========

(6)  Discontinued Operations -

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

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

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

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

(6)  Discontinued Operations - (Continued)

     In  July  2003,  the  tenant of the Razzoo's  restaurant  in
     Austin, Texas notified the Partnership that it was experiencing financial difficulty stemming from lower than expected sales and that it might not be able to pay future rents. In November 2004, the Partnership and the tenant entered into an agreement to amend the Lease to provide the tenant with options to purchase the property and terminate the Lease. Under the purchase option, which expired October 31, 2006, the tenant could have elected to purchase the Partnership's interest in the property for $442,000. Under the termination option, the tenant could elect to terminate the Lease by providing no less than six months prior written notice and paying a termination payment equal to one year's rent. As part of this agreement, the Partnership received a personal guarantee from the majority shareholder of the tenant for payment of the rent through October 31, 2006. In addition, the Partnership was reimbursed for certain expenses it incurred related to legal action it pursued in connection with this situation. The tenant continued to pay rent and complied with its Lease obligations.

     On April 30, 2006, the tenant exercised its option to terminate the Lease effective October 31, 2006. The tenant paid the Partnership the required payment of $56,263 on October 31, 2006, and the Lease was terminated. The Partnership actively marketed the property for sale and listed it with a real estate broker in the Austin area. At March 31, 2006, based on the Lease termination and an analysis of market conditions in the area, the Partnership recognized a $136,000 adjustment to decrease the estimated net realizable value of the property to $306,000.

     In September 2006, the Partnership entered into an agreement to sell the Razzoo's restaurant to an unrelated third party. Based on this agreement, the Partnership recognized an additional $8,500 adjustment to decrease the estimated net realizable value of the property. On November 21, 2006, the sale closed with the Partnership receiving net sale proceeds of $297,816. At the time of sale, the estimated net realizable value was $297,500.

     During 2006 and 2005, the Partnership distributed $358,915 and $8,677,972 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $18.17 and $439.28 per Limited Partnership Unit, respectively.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

(6)  Discontinued Operations - (Continued)

     On June 26, 2006, Timber Lodge Steakhouse, Inc. (TLS), the tenant of the Timber Lodge restaurants filed for Chapter 11 bankruptcy reorganization. In September 2006, TLS submitted a written proposal requesting rent concessions. Subsequent to December 31, 2006, the Partnership and other owners of the properties agreed to Lease amendments to reduce the annual rent by 15% for the Rochester property and 10% for the St. Cloud property. As a result of these amendments, TLS submitted a request to the bankruptcy court to assume the Leases. The request was approved by the court. As of the date of this report, TLS has paid all rent due under the Leases as amended. At December 31, 2006, based on the Lease amendments and an analysis of market conditions in the area, the Partnership recognized a $319,000 adjustment to decrease the estimated net realizable value of the properties.

(7)  Partners' Capital -

     Cash distributions of $17,526 and $90,412 were made to the General Partners and $480,753 and $8,950,776 were made to the Limited Partners for the years ended December 31, 2006 and 2005, respectively. The Limited Partners' distributions represent $24.58 and $457.68 per Limited Partnership Unit outstanding using 19,557 weighted average Units in 2006 and 2005.

     As part of the Limited Partner distributions discussed above, the Partnership distributed $355,326 and $8,591,192 of proceeds from property sales in 2006 and 2005, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

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

     During 2006, the Partnership did not redeem any Units from the Limited Partners. During 2005, six Limited Partners redeemed a total of 69 Partnership Units for $31,836 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $321 in 2005.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $-
     0- per original $1,000 invested.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

(8)  Income Taxes -

     With  the  change in the Partnership's basis  of  accounting from the going concern basis to the liquidation basis, effective October 1, 2005, the Partnership no longer reports
     Net   Income   after  this  date.   The   following   is   a
     reconciliation   of  net  income  for  financial   reporting
     purposes  to income reported for federal income tax purposes for the years ended December 31:
                                                  2006         2005
     Net Income for Financial Reporting
      Purposes - Going Concern Basis           $        0    $3,254,301

     Decrease in Net Assets in Liquidation
      Before Adjustment                        (1,319,181)     (105,266)

     Liquidation Basis of Accounting Not
      Recognized for Tax Reporting Purposes     1,302,201       724,092

     Depreciation for Tax Purposes Over
       Depreciation  for Financial Reporting
       Purposes                                   (33,842)      (31,101)

     Income Accrued for Tax Purposes Over
       Income for Financial Reporting Purposes     12,461             0

     Gain on Sale of Real Estate for Tax Purposes
       Under Gain for Financial Reporting Purposes      0        (2,487)
                                                ----------    ----------
          Taxable Income (Loss) to Partners    $  (38,361)   $3,839,539
                                                ==========    ==========

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

(8)  Income Taxes - (Continued)

     The   following  is  a  reconciliation  of  Net  Assets   in
     Liquidation for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December 31:

                                                      2006         2005
     Net Assets in Liquidation / Partners' Capital
      for Financial Reporting Purposes              $2,389,748  $3,174,215

     Adjusted Tax Basis of Investments in Real Estate
      Under Net Investments in Real Estate
      for Financial Reporting Purposes                (411,020)   (646,386)

     Income Accrued for Tax Purposes Over
        Income for Financial Reporting Purposes         12,461           0

     Syndication Costs Treated as Reduction
       of Capital for Financial Reporting Purposes   3,149,158   3,149,158
                                                     ----------  ----------
      Partners' Capital for Tax Reporting Purposes  $5,140,347  $5,676,987
                                                     ==========  ==========

(9)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                  2006                2005
                         Carrying      Fair     Carrying      Fair
                          Amount      Value      Amount       Value

     Money Market Funds  $1,318,743  $1,318,743  $2,637,924  $2,637,924
                          ---------   ---------   ---------   ---------
      Total Cash and
        Cash Equivalents $1,318,743  $1,318,743  $2,637,924  $2,637,924
                          =========   =========   =========   =========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

ITEM 8A.  CONTROLS AND PROCEDURES.

       (a) Evaluation of disclosure controls and procedures

        Under the supervision and with the participation of management, including its President and Chief Financial Officer, the Managing General Partner of the Partnership evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the
Exchange Act). Based upon that evaluation, the President and Chief Financial Officer of the Managing General Partner concluded that, as of the end of the period covered by this report, the disclosure controls and procedures of the Partnership are adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to management, including the President and Chief Financial Officer of the Managing General Partner, in a manner that allows timely decisions regarding required disclosure.

       (b)  Changes in internal controls

         There were no significant changes made in the Partnership's internal controls during the most recent period covered by this report that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

       None.


                            PART III

ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
       CONTROL PERSONS AND CORPORATE GOVERNANCE;
       COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

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

        Robert P. Johnson, age 62, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in July 1987, and has been elected to continue in these positions until December 2007. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in ten limited partnerships and a managing member in four LLCs.

ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
       CONTROL PERSONS AND CORPORATE GOVERNANCE;
       COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
       (Continued)

        Patrick W. Keene, age 47, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2007. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-KSB any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2006. Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2006 fiscal year.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2007:

     Name and Address                   Number of     Percent
   of Beneficial Owner                  Units Held    of Class

   AEI Fund Management XVII, Inc.           0          0.00%
   Robert P. Johnson                       42.6        0.22%
   Patrick W. Keene                         0          0.00%

   Address for all:
   1300 Wells Fargo Place
   30 East 7th Street, St. Paul, Minnesota 55101

The persons set forth in the preceding table hold sole voting power and power of disposition with respect to all of the Units set forth opposite their names. The General Partners know of no holders of more than 5% of the outstanding Units.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
        DIRECTOR INDEPENDENCE.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2006 and 2005.

        Neither the registrant, nor the Managing General Partner of the registrant, has a board of directors consisting of any members who are "independent." The sole director of the Managing General Partner, Robert P. Johnson, is also the Individual General Partner of the registrant, and is the Chief Executive Officer, and indirectly the principal owner, of the Managing General Partner. Accordingly, there is no disinterested board, or other functioning body, that reviews related party transactions, or the transactions between the registrant and the General Partners, except as performed in connection with the audit of its financial statements.

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid by the Partnership, (ii) the cumulative property management fees allowed by the Guidelines but not paid,
(iii)  any real estate commission allowed by the Guidelines,  and
(iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The administrative expenses not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 2006, the cumulative reimbursements to the General Partners and their affiliates did not exceed those amounts.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
       DIRECTOR INDEPENDENCE.  (Continued)

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties through the period from inception through December 31, 2006.

Person or Entity                                     Amount Incurred From
 Receiving                 Form and Method      Inception (February 10, 1988)
Compensation               of Compensation           To December 31, 2006

AEI Securities, Inc.  Selling Commissions equal to        $2,338,870
                      8% of proceeds plus a 2%
                      nonaccountable expense allowance,
                      most of which was reallowed to
                      Participating Dealers.

General Partners and  Reimbursement at Cost for other     $  815,886
Affiliates            Organization and Offering Costs.

General Partners and  Reimbursement at Cost for all       $  852,117
Affiliates            Acquisition Expenses.

General Partners and  Reimbursement at Cost for all       $4,547,069
Affiliates            Administrative Expenses
                      attributable to the Fund,
                      including all expenses related
                      to management of the Fund's
                      properties and all other transfer
                      agency, reporting, partner
                      relations and other administrative
                      functions.

General Partners and  Reimbursement at Cost for all       $  622,916
Affiliates            expenses related to the disposition
                      of the Fund's properties.

General Partners      1% of Net Cash Flow in any fiscal   $  279,689
                      year until the Limited Partners
                      have received annual, non-cumulative
                      distributions of Net Cash Flow  equal
                      to 10% of their Adjusted Capital
                      Contributions and 10% of any remaining
                      Net Cash Flow in such fiscal year.

General Partners      15% of distributions of Net         $  240,780
                      Proceeds of Sale other than
                      distributions necessary to restore
                      Adjusted Capital Contributions and
                      provide a 6% cumulative return to
                      Limited Partners. The General Partners
                      will receive only 1% of distributions
                      of Net Proceeds of Sale until the
                      Limited Partners have received an amount equal to:(a) their Adjusted Capital
                      Contributions,  plus (b) an amount
                      equal to 14% of their Adjusted  Capital
                      Contributions per annum, cumulative
                      but not compounded,  less (c) all
                      previous cash distributions to the
                      Limited Partners.


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

     10.1 Net Lease Agreement dated January 15, 1998 between the Partnership and Timber Lodge Steakhouse, Inc. relating to the Property at 4140 Frontage Road Northwest, Rochester, Minnesota (incorporated by reference to Exhibit 10.25 of Form 10-KSB filed March 27, 1998).

     10.2 First Amendment to Net Lease Agreement dated September 3, 1998 between the Partnership and Timber Lodge Steakhouse, Inc. relating to the Property at 4140 Frontage Road Northwest, Rochester, Minnesota (incorporated by reference to Exhibit 10.4 of Form 8-K filed September 18,
     1998).

     10.3 Purchase Agreement dated May 8, 2005 between the Partnership and Joan T. Simpson relating to the Property at 325 Daniel Webster Highway, Merrimack, New Hampshire (incorporated by reference to Exhibit 10.1 of Form 8-K filed July 22, 2005).

     10.4  Purchase  Agreement dated September 25,  2006  between the Partnership, AEI Real Estate Fund XV Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Income & Growth Fund XXII Limited Partnership and Dan Quinlan relating to the Property at 11617 Research Boulevard, Austin, Texas (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed November 13,
     2006).

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

     32    Certification  of Chief Executive  Officer  and  Chief
     Financial  Officer  of General Partner pursuant  to  Section
     906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The following is a summary of the fees billed to the Partnership by Boulay, Heutmaker, Zibell & Co. P.L.L.P. for professional services rendered for the years ended December 31, 2006 and 2005:

     Fee Category                             2006       2005

     Audit Fees                           $   7,675   $ 10,875
     Audit-Related Fees                          28        464
     Tax Fees                                     0          0
     All Other Fees                               0          0
                                           ---------   --------
          Total Fees                      $   7,703   $ 11,339
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


                          AEI REAL ESTATE FUND XVII
                          Limited Partnership
                          By: AEI Fund Management XVII, Inc.
                              Its Managing General Partner


March 23, 2007            By:/s/ Robert P Johnson
                                 Robert P. Johnson, President and Director
                                 (Principal Executive Officer)


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Name                             Title                         Date


/s/Robert P Johnson  President (Principal Executive Officer)   March 23, 2007
   Robert P.Johnson  and Sole Director of Managing General
                     Partner

/s/Patrick W Keene   Chief Financial Officer  and  Treasurer   March 23, 2007
   Patrick W.Keene   (Principal Accounting Officer)