Form 10QSB
period 2007-03-31
AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
filed 2007-05-14
CIK 819577

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2007

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


                              INDEX




PART I. Financial Information

 Item 1. Statement of Net Assets Available for Liquidation
          As of March 31, 2007 and December 31, 2006

         Statement of Liquidating Activities for the Periods ended March 31, 2007 and 2006

         Notes to Financial Statements

 Item 2. Management's Discussion and Analysis

 Item 3. Controls and Procedures

PART II. Other Information

 Item 1. Legal Proceedings

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
        STATEMENT OF NET ASSETS AVAILABLE FOR LIQUIDATION
              MARCH 31, 2007 AND DECEMBER 31, 2006

                           (Unaudited)

                                                     2007          2006

ASSETS:
  Cash and Cash Equivalents                     $   986,062    $ 1,318,743
  Receivables                                             0            636
  Investments in Real Estate                      1,435,000      1,435,000
                                                 -----------    -----------
          Total Assets                            2,421,062      2,754,379
                                                 -----------    -----------

LIABILITIES:
  Payable to AEI Fund Management, Inc.               12,665         11,390
  Distributions Payable                              45,220        353,241
                                                 -----------    -----------
          Total Liabilities                          57,885        364,631
                                                 -----------    -----------
NET ASSETS (PARTNERS' CAPITAL) IN LIQUIDATION,
  including  19,557 Limited Partnership
  Units outstanding                             $ 2,363,177    $ 2,389,748
                                                 ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
               STATEMENT OF LIQUIDATING ACTIVITIES
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                     2007           2006

SOURCES OF ADDITIONAL CASH:
  Rent                                          $    41,119    $    55,951
  Interest Income                                    12,241         10,820
                                                 -----------    -----------
      Total Sources of Additional Cash               53,360         66,771
                                                 -----------    -----------

USES OF ADDITIONAL CASH:
  Partnership Administration - Affiliates            24,453         35,850
  Partnership Administration and Property
     Management - Unrelated Parties                   8,347          8,201
  Expenses Related to Sale of Real Estate                 0         68,748
  Distributions to Partners                         353,241      1,579,269
                                                 -----------    -----------
      Total Uses of Additional Cash                 386,041      1,692,068
                                                 -----------    -----------
DECREASE IN NET ASSETS IN LIQUIDATION
   BEFORE ADJUSTMENTS                              (332,681)    (1,625,297)
                                                 -----------    -----------
ADJUSTMENTS OF ESTIMATED VALUES:
  Increase (Decrease) in Net Realizable values of:
     Receivable                                        (636)             0
     Real Estate                                          0       (136,000)
     Payable to AEI Fund Management, Inc.            (1,275)        80,421
     Distributions Payable                          308,021      1,533,624
     Unearned Rent                                        0         (4,642)
                                                 -----------    -----------
       Total Adjustment of Estimated Values         306,110      1,473,403
                                                 -----------    -----------

DECREASE IN NET ASSETS IN LIQUIDATION               (26,571)      (151,894)

BEGINNING NET ASSETS IN LIQUIDATION               2,389,748      3,174,215
                                                 -----------    -----------
ENDING NET ASSETS IN LIQUIDATION                $ 2,363,177    $ 3,022,321
                                                 ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2007

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

(3)  Investments in Real Estate -

     Effective with the decision to liquidate, the carrying amounts of assets and liabilities were adjusted from their historical bases to the amounts of cash expected from their realization and settlement. Because of the expected short liquidation period, the effects of discounting would not be significant and have been ignored. At December 31, 2005, the estimated real estate values were based upon comparable sales of similar properties and a tenant purchase option contained in a lease. The adjustment increased Investments in Real Estate by $677,365. During 2006, additional adjustments were made to the estimated real estate values that decreased Investments in Real Estate by a total of $463,500. At March 31, 2007 and December 31, 2006, the
     estimated  real  estate  values were based  upon  comparable sales of similar properties. It is at least reasonably possible that the amounts expected to be realized in the liquidation process will change in the near term.

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

(5)  Discontinued Operations -

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

     On June 26, 2006, Timber Lodge Steakhouse, Inc. (TLS), the tenant of the Timber Lodge restaurants filed for Chapter 11 bankruptcy reorganization. In September 2006, TLS submitted a written proposal requesting rent concessions. In February 2007, the Partnership and other owners of the properties signed Lease amendments to reduce the annual rent by 15% for the Rochester property and 10% for the St. Cloud property. As a result of these amendments, TLS submitted a request to the bankruptcy court to assume the Leases. The request was approved by the court. As of the date of this report, TLS has paid all rent due under the Leases as amended. At December 31, 2006, based on the Lease amendments and an analysis of market conditions in the area, the Partnership recognized a $319,000 adjustment to decrease the estimated net realizable value of the properties.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       Effective October 1, 2005, the Partnership adopted the liquidation basis of accounting because, pending the approval of the Limited Partners, the General Partners anticipated the liquidation of the Partnership during 2006. The General Partners now anticipate liquidation to occur during 2007. In accordance with the liquidation basis of accounting, assets are recorded at their estimated net realizable value (the amount of cash expected to be received) and liabilities are recorded at the amount estimated to be paid to creditors and Partners. At March 31, 2007, the estimated real estate values were based upon comparable sales of similar properties. Any changes in these estimates could cause material changes in the net assets in liquidation.

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

Results of Operations

        For the three months ended March 31, 2007 and 2006, while in the liquidation phase, the Partnership recognized rental income of $41,119 and $55,951, respectively. During the same periods, the Partnership recognized interest income of $12,241 and $10,820, respectively. In 2007, rental income decreased as a result of a property sale.

        For the three months ended March 31, 2007 and 2006, while in the liquidation phase, the Partnership incurred Partnership administration expenses from affiliated parties of $24,453 and $35,850, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $8,347 and $8,201, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        At March 31, 2007 and 2006, the Partnership recognized adjustments of estimated value of $306,110 and $1,473,403, respectively, resulting from adopting the liquidation basis of accounting and recording its assets at estimated net realizable value and liabilities at the amount estimated to be paid.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       On June 26, 2006, Timber Lodge Steakhouse, Inc. (TLS), the tenant of the Timber Lodge restaurants filed for Chapter 11 bankruptcy reorganization. In September 2006, TLS submitted a written proposal requesting rent concessions. In February 2007, the Partnership and other owners of the properties signed Lease amendments to reduce the annual rent by 15% for the Rochester property and 10% for the St. Cloud property. As a result of these amendments, TLS submitted a request to the bankruptcy court to assume the Leases. The request was approved by the court. As of the date of this report, TLS has paid all rent due under the Leases as amended. At December 31, 2006, based on the Lease amendments and an analysis of market conditions in the area, the Partnership recognized a $319,000 adjustment to decrease the estimated net realizable value of the properties.

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

       During the three months ended March 31, 2007, while in the liquidation phase, the Partnership's Net Assets in Liquidation decreased $26,571 as a result of distributions paid to the Partners in excess of cash generated from operating activities. During the three months ended March 31, 2006, while in the liquidation phase, the Partnership's Net Assets in Liquidation decreased $151,894 mainly as a result of a decrease in the estimated net realizable value of Investments in Real Estate.

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

        For the three months ended March 31, 2007 and 2006, the Partnership declared distributions of $45,220 and $45,645, respectively. The Limited Partners received distributions of $40,699 and $45,188 and the General Partners received distributions of $4,521 and $457 for the periods, respectively. During the first three months of 2006, the Partnership distributed $15,894 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $0.80 per Limited Partnership Unit.

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


Dated:  May 8, 2007           AEI Real Estate Fund XVII
                              Limited Partnership
                              By:  AEI Fund Management XVII, Inc.
                              Its: Managing General Partner



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