Form 10QSB
period 2007-06-30
AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
filed 2007-08-13
CIK 819577

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2007

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


                              INDEX


PART I. Financial Information

 Item 1. Statement of Net Assets Available for Liquidation
          As of June 30, 2007 and December 31, 2006

         Statement of Liquidating Activities for the Periods ended June 30, 2007 and 2006

         Notes to Financial Statements

 Item 2. Management's Discussion and Analysis

 Item 3. Controls and Procedures

PART II. Other Information

 Item 1. Legal Proceedings

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6. Exhibits 14

         Signatures


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
        STATEMENT OF NET ASSETS AVAILABLE FOR LIQUIDATION
               JUNE 30, 2007 AND DECEMBER 31, 2006

                           (Unaudited)

                                                     2007          2006

ASSETS:
  Cash and Cash Equivalents                     $   964,739    $ 1,318,743
  Receivables                                             0            636
  Investments in Real Estate                      1,435,000      1,435,000
                                                 -----------    -----------
          Total Assets                            2,399,739      2,754,379
                                                 -----------    -----------

LIABILITIES:
  Payable to AEI Fund Management, Inc.               18,115         11,390
  Distributions Payable                              43,711        353,241
                                                 -----------    -----------
          Total Liabilities                          61,826        364,631
                                                 -----------    -----------
NET ASSETS (PARTNERS' CAPITAL) IN LIQUIDATION,
  including 19,557 Limited Partnership
  Units outstanding                             $ 2,337,913    $ 2,389,748
                                                 ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
               STATEMENT OF LIQUIDATING ACTIVITIES
                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                 Three Months Ended     Six Months Ended
                                6/30/07      6/30/06   6/30/07     6/30/06
SOURCES OF ADDITIONAL CASH:
  Rent                       $   32,435   $   38,896  $   73,554  $   94,847
  Interest Income                11,866       11,298      24,107      22,118
                              ----------   ----------  ----------  ----------
    Total Sources of
     Additional Cash             44,301       50,194      97,661     116,965
                              ----------   ----------  ----------  ----------
USES OF ADDITIONAL CASH:
  Partnership Administration -
   Affiliates                    15,167       11,679      39,620      47,529
  Partnership Administration and
   Property Management -
   Unrelated Parties              5,237        3,603      13,584      11,804
  Expenses Related to Sale
   of Real Estate                     0            0           0      68,748
  Distributions to Partners      45,220       45,645     398,461   1,624,914
                              ----------   ----------  ----------  ----------
    Total Uses of
     Additional Cash             65,624       60,927     451,665   1,752,995
                              ----------   ----------  ----------  ----------
DECREASE IN NET
  ASSETS IN LIQUIDATION
  BEFORE ADJUSTMENTS            (21,323)     (10,733)   (354,004) (1,636,030)
                              ----------   ----------  ----------  ----------
ADJUSTMENTS OF ESTIMATED VALUES:
  Increase (Decrease) in Net Realizable values of:
     Receivable                       0            0        (636)          0
     Real Estate                      0            0           0    (136,000)
     Payable to AEI Fund
      Management, Inc.           (5,450)     (10,463)     (6,725)     69,958
     Distributions Payable        1,509            1     309,530   1,533,625
     Unearned Rent                    0          (47)          0      (4,689)
                              ----------   ----------  ----------  ----------
      Total Adjustment of
         Estimated Values        (3,941)     (10,509)    302,169   1,462,894
                              ----------   ----------  ----------  ----------
DECREASE IN NET ASSETS
   IN LIQUIDATION               (25,264)     (21,242)    (51,835)   (173,136)

BEGINNING NET ASSETS
   IN LIQUIDATION             2,363,177    3,022,321   2,389,748   3,174,215
                              ----------   ----------  ----------  ----------
ENDING NET ASSETS
   IN LIQUIDATION            $2,337,913   $3,001,079  $2,337,913  $3,001,079
                              ==========   ==========  ==========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2007

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


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(2)  Organization - (Continued)

     In the third quarter of 2007, the Managing General Partner plans to solicit by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. If a majority of the voting Units are voted in favor of the proposal, the Managing General Partner will proceed with the planned liquidation of the Partnership. If the Partnership sells its remaining property in 2007, the Partnership anticipates liquidation to occur by December 31, 2007.

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

(3)  Investments in Real Estate -

     Effective with the decision to liquidate, the carrying amounts of assets and liabilities were adjusted from their historical bases to the amounts of cash expected from their realization and settlement. Because of the expected short liquidation period, the effects of discounting would not be significant and have been ignored. At December 31, 2005, the estimated real estate values were based upon comparable sales of similar properties and a tenant purchase option contained in a lease. The adjustment increased Investments in Real Estate by $677,365. During 2006, additional adjustments were made to the estimated real estate values that decreased Investments in Real Estate by a total of $463,500. At June 30, 2007 and December 31, 2006, the
     estimated  real  estate  values were based  upon  comparable sales of similar properties. It is at least reasonably possible that the amounts expected to be realized in the liquidation process will change in the near term.

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


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     During the first six months of 2007 and 2006, the Partnership distributed $15,152 and $37,135 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $0.77 and $1.88 per Limited Partnership Unit, respectively.

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

    the federal income tax consequences of rental income, deductions, gain on sales and other items and the effects of these consequences for the Partners;

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

       Effective October 1, 2005, the Partnership adopted the liquidation basis of accounting because, pending the approval of the Limited Partners, the General Partners anticipated the liquidation of the Partnership during 2006. The General Partners now anticipate liquidation to occur during 2007. In accordance with the liquidation basis of accounting, assets are recorded at their estimated net realizable value (the amount of cash expected to be received) and liabilities are recorded at the amount estimated to be paid to creditors and Partners. At June 30, 2007, the estimated real estate values were based upon comparable sales of similar properties. Any changes in these estimates could cause material changes in the net assets in liquidation.

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

Results of Operations

        For the six months ended June 30, 2007 and 2006, while in the liquidation phase, the Partnership recognized rental income of $73,554 and $90,158, respectively. During the same periods, the Partnership recognized interest income of $24,107 and $22,118, respectively. In 2007, rental income decreased as a result of a property sale.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the six months ended June 30, 2007 and 2006, while in the liquidation phase, the Partnership incurred Partnership administration expenses from affiliated parties of $46,345 and $46,319, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $14,220 and $11,804, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        At June 30, 2007 and 2006, the Partnership recognized adjustments of estimated value of $302,169 and $1,462,894, respectively, resulting from adopting the liquidation basis of accounting and recording its assets at estimated net realizable value and liabilities at the amount estimated to be paid.

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

Liquidity and Capital Resources

       In the third quarter of 2007, the Managing General Partner plans to solicit by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the
Partnership Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. If a majority of the voting Units are voted in favor of the proposal, the Managing General Partner will proceed with the planned liquidation of the Partnership. If the Partnership sells its remaining property in 2007, the Partnership anticipates liquidation to occur by December 31, 2007.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During the six months ended June 30, 2007, while in the liquidation phase, the Partnership's Net Assets in Liquidation decreased $51,835 as a result of distributions paid to the Partners in excess of cash generated from operating activities. During the six months ended June 30, 2006, while in the liquidation phase, the Partnership's Net Assets in Liquidation decreased $173,136 mainly as a result of a decrease in the estimated net realizable value of Investments in Real Estate.

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

       The Partnership's primary use of cash flow is distribution payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter.

        For  the  six  months ended June 30, 2007 and  2006,  the
Partnership declared distributions of $88,931 and $91,289, respectively. The Limited Partners received distributions of $81,403 and $90,376 and the General Partners received distributions of $7,528 and $913 for the periods, respectively. During the first six months of 2007 and 2006, the Partnership distributed $15,152 and $37,135 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $0.77 and $1.88 per Limited Partnership Unit, respectively.

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


Dated:  August 6, 2007        AEI Real Estate Fund XVII
                              Limited Partnership
                              By:  AEI Fund Management XVII, Inc.
                              Its: Managing General Partner



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