Form 10QSB/A
period 2007-03-31
AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
filed 2007-11-08
CIK 819577

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                          FORM 10-QSB/A

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2007

               Commission file number:  000-17467


            AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
(Exact Name of Small Business Issuer as Specified in its Charter)


     State of Minnesota                     41-1603719
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


Dated:  November 2, 2007      AEI Real Estate Fund XVII
                              Limited Partnership
                              By:  AEI Fund Management XVII, Inc.
                              Its: Managing General Partner



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