Form 10QSB
period 2007-09-30
AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
filed 2007-11-13
CIK 819577

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2007

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


                              INDEX




PART I. Financial Information

 Item 1. Statement of Net Assets Available for Liquidation
          As of September 30, 2007 and December 31, 2006

         Statement of Liquidating Activities for the Periods ended September 30, 2007 and 2006

         Notes to Financial Statements

 Item 2. Management's Discussion and Analysis

 Item 3. Controls and Procedures

PART II. Other Information

 Item 1. Legal Proceedings

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
        STATEMENT OF NET ASSETS AVAILABLE FOR LIQUIDATION
            SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

                           (Unaudited)

                                                    2007           2006

ASSETS:
  Cash and Cash Equivalents                    $   964,630    $ 1,318,743
  Receivables                                            0            636
  Investments in Real Estate                     1,435,000      1,435,000
                                                -----------    -----------
          Total Assets                           2,399,630      2,754,379
                                                -----------    -----------

LIABILITIES:
  Payable to AEI Fund Management, Inc.              11,648         11,390
  Real Estate Taxes Payable                         33,998              0
  Distributions Payable                             43,135        353,241
                                                -----------    -----------
          Total Liabilities                         88,781        364,631
                                                -----------    -----------
NET ASSETS (PARTNERS' CAPITAL) IN LIQUIDATION,
 including 19,557 Limited Partnership
 Units outstanding                             $ 2,310,849    $ 2,389,748
                                                ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
               STATEMENT OF LIQUIDATING ACTIVITIES
               FOR THE PERIODS ENDED SEPTEMBER 30
                           (Unaudited)

                                 Three Months Ended       Nine Months Ended
                                 9/30/07      9/30/06    9/30/07      9/30/06
SOURCES OF ADDITIONAL CASH:
  Rent                        $   32,436  $   51,448  $  105,990  $  146,295
  Real Estate Tax Reimbursements  25,499           0      33,998           0
  Interest Income                 11,668      12,212      35,775      34,330
                               ----------  ----------  ----------  ----------
    Total Sources of
     Additional Cash              69,603      63,660     175,763     180,625
                               ----------  ----------  ----------  ----------
USES OF ADDITIONAL CASH:
  Partnership Administration -
   Affiliates                     19,100      21,256      67,219      68,785
  Partnership Administration and
   Property Management  -
   Unrelated Parties               6,901       4,043      20,485      15,847
   Expenses Related to Sale
    of Real Estate                     0           0           0      68,748
  Distributions to Partners       43,711      45,644     442,172   1,670,558
                               ----------  ----------  ----------  ----------
   Total Uses of Additional Cash  69,712      70,943     529,876   1,823,938
                               ----------  ----------  ----------  ----------
DECREASE IN NET
  ASSETS IN LIQUIDATION
  BEFORE  ADJUSTMENTS               (109)     (7,283)   (354,113) (1,643,313)
                               ----------  ----------  ----------  ----------
ADJUSTMENTS OF ESTIMATED VALUES:
  Increase (Decrease) in Net Realizable values of:
   Receivable                          0           0        (636)          0
   Real Estate                         0      (8,500)          0    (144,500)
   Payable to
    AEI Fund Management, Inc.     (2,032)     (1,250)       (258)     68,708
   Real Estate Taxes Payable     (25,499)          0     (33,998)          0
   Distributions Payable             576      (8,105)    310,106   1,525,520
   Unearned Rent                       0           0           0      (4,689)
                               ----------  ----------  ----------  ----------
      Total Adjustment of
       Estimated Values          (26,955)    (17,855)    275,214   1,445,039
                               ----------  ----------  ----------  ----------
DECREASE IN NET ASSETS
    IN  LIQUIDATION              (27,064)    (25,138)    (78,899)   (198,274)

BEGINNING NET ASSETS
   IN LIQUIDATION              2,337,913   3,001,079   2,389,748   3,174,215
                               ----------  ----------  ----------  ----------
ENDING NET ASSETS
    IN  LIQUIDATION           $2,310,849  $2,975,941  $2,310,849  $2,975,941
                               ==========  ==========  ==========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2007

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


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(2)  Organization - (Continued)

     In September 2007, the Managing General Partner solicited by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. On October 16, 2007, the proposal was approved with a majority of Units voted in favor of the proposal. As a result, the Managing General Partner will proceed with the planned liquidation of the Partnership. If the Partnership sells its remaining property in 2007, the Partnership anticipates liquidation to occur by December 31, 2007.

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

(3)  Investments in Real Estate -

     Effective with the decision to liquidate, the carrying amounts of assets and liabilities were adjusted from their historical bases to the amounts of cash expected from their realization and settlement. Because of the expected short liquidation period, the effects of discounting would not be significant and have been ignored. At December 31, 2005, the estimated real estate values were based upon comparable sales of similar properties and a tenant purchase option contained in a lease. The adjustment increased Investments in Real Estate by $677,365. During 2006, additional adjustments were made to the estimated real estate values that decreased Investments in Real Estate by a total of $463,500. At September 30, 2007 and December 31, 2006, the estimated real estate values were based upon comparable sales of similar properties. It is at least reasonably possible that the amounts expected to be realized in the liquidation process will change in the near term.

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

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(5)  Real Estate Taxes Payable -

     The tenant of the Timber Lodge restaurants is making additional monthly payments to fund a real estate tax escrow account. The Partnership will hold these funds until the real estate taxes are due and then pay them directly to the taxing authorities. The payable represents the balance of the tenant's real estate tax payments that have not been paid to the taxing authorities.

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

     During  the  first  nine  months  of  2007  and  2006,   the
     Partnership distributed $36,061 and $55,885 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $1.83 and $2.83 per Limited Partnership Unit, respectively.

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

       Effective October 1, 2005, the Partnership adopted the liquidation basis of accounting because the General Partners anticipated the liquidation of the Partnership during 2006. The General Partners now anticipate liquidation to occur during 2007. In accordance with the liquidation basis of accounting, assets are recorded at their estimated net realizable value (the amount of cash expected to be received) and liabilities are recorded at the amount estimated to be paid to creditors and Partners. At September 30, 2007, the estimated real estate values were based upon comparable sales of similar properties. Any changes in these estimates could cause material changes in the net assets in liquidation.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Results of Operations

        For the nine months ended September 30, 2007 and 2006, while in the liquidation phase, the Partnership recognized rental income of $105,990 and $141,606, respectively. During the same periods, the Partnership recognized interest income of $35,775 and $34,330, respectively. In 2007, rental income decreased as a result of a property sale.

        The  tenant  of  the Timber Lodge restaurants  is  making
additional monthly payments to fund a real estate tax escrow account. For the nine months ended September 30, 2007, the Partnership received payments of $33,998. The Partnership will hold these funds until the real estate taxes are due and then pay them directly to the taxing authorities. The real estate tax payable represents the balance of the tenant's real estate tax payments that have not been paid to the taxing authorities.

        For  the  nine months ended September 30, 2007 and  2006,
while in the liquidation phase, the Partnership incurred Partnership administration expenses from affiliated parties of $67,477 and $68,825, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $21,121 and $15,847, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

       At September 30, 2007 and 2006, the Partnership recognized adjustments of estimated value of $275,214 and $1,445,039, respectively, resulting from adopting the liquidation basis of accounting and recording its assets at estimated net realizable value and liabilities at the amount estimated to be paid.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

        In September 2007, the Managing General Partner solicited by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership
Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. On October 16, 2007, the proposal was approved with a majority of Units voted in favor of the proposal. As a result, the Managing General Partner will proceed with the planned liquidation of the Partnership. If the Partnership sells its remaining property in 2007, the Partnership anticipates liquidation to occur by December 31, 2007.

        During the nine months ended September 30, 2007, while in the liquidation phase, the Partnership's Net Assets in Liquidation decreased $78,899 as a result of distributions paid to the Partners in excess of cash generated from operating activities. During the nine months ended September 30, 2006, while in the liquidation phase, the Partnership's Net Assets in Liquidation decreased $198,274 mainly as a result of a decrease in the estimated net realizable value of Investments in Real Estate.

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

       For the nine months ended September 30, 2007 and 2006, the Partnership declared distributions of $132,066 and $145,038, respectively. The Limited Partners received distributions of $122,106 and $135,564 and the General Partners received distributions of $9,960 and $9,474 for the periods, respectively. During the first nine months of 2007 and 2006, the Partnership distributed $36,061 and $55,885 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $1.83 and $2.83 per Limited Partnership Unit, respectively.

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

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        In September 2007, the Managing General Partner solicited by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership
Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. In order for the proposal to be approved, a majority of the Voting Units must be voted in favor of the proposal.

        On  October  16,  2007, the votes were counted.   Of  the
19,557  Voting  Units, 11,953 voted for the  proposal,  83  voted
against  and  59  abstained.   As  a  result,  the  proposal  was
approved.

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


Dated:  November 9, 2007      AEI Real Estate Fund XVII
                              Limited Partnership
                              By:  AEI Fund Management XVII, Inc.
                              Its: Managing General Partner



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