Form 10KSB/A
period 2006-12-31
AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
filed 2008-01-11
CIK 819577

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-KSB/A2

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

                           AEI REAL ESTATE FUND XVII
                           Limited Partnership
                           By: AEI Fund Management XVII, Inc.
                               Its Managing General Partner


November 7, 2007           By: /s/ Robert P Johnson
                                   Robert P. Johnson, President and Director
                                  (Principal Executive Officer)

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Name                             Title                       Date


/s/Robert P Johnson   President (Principal Executive Officer) November 7, 2007
   Robert P. Johnson  and Sole Director of Managing General
                      Partner

/s/Patrick W Keene    Chief Financial Officer and Treasurer   November 7, 2007
   Patrick W. Keene   (Principal Accounting Officer)