Form 10KSB
period 2007-12-31
AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
filed 2008-03-28
CIK 819577

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

    Annual Report Under Section 13 or 15(d) of The Securities
                      Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2007

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

The Issuer's revenues for the year ended December 31, 2007 were $138,425.

As of February 29, 2008, there were 19,514.402 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $19,514,402.

               DOCUMENTS INCORPORATED BY REFERENCE
 The registrant has not incorporated any documents by reference into this report.

Transitional Small Business Disclosure Format:  Yes      No [X]

                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

        AEI Real Estate Fund XVII Limited Partnership (the "Partnership" or the "Registrant") is a limited partnership which was organized pursuant to the laws of the State of Minnesota on
February  2,  1988.   The  registrant is comprised  of  AEI  Fund
Management  XVII, Inc. (AFM) as Managing General Partner,  Robert
P. Johnson, the President and sole director of AFM, as the Individual General Partner, and purchasers of partnership units as Limited Partners. The Partnership offered for sale up to
$30,000,000  of  limited  partnership  interests  (the   "Units")
(30,000 Units at $1,000 per Unit) pursuant to a registration statement effective November 2, 1987. The Partnership commenced operations on February 10, 1988 when minimum subscriptions of
2,000 Limited Partnership Units ($2,000,000) were accepted.   The
Partnership's offering terminated November 1, 1988 when the  one-
year   offering   period   expired.   The  Partnership   received
subscriptions for 23,388.7 Limited Partnership Units ($23,388,700).

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

        In September 2007, the Managing General Partner solicited by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership
Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. On October 16, 2007, the proposal was approved with a majority of Units voted in favor of the proposal. As a result, the Managing General Partner will proceed with the planned liquidation of the Partnership. If the Partnership sells its remaining property in 2008, the Partnership anticipates liquidation to occur by December 31, 2008.

Leases

       Although there are variations in the specific terms of the leases, the following is a summary of the general terms of the Partnership's leases. The properties are leased to various tenants under triple net leases, classified as operating leases. Under a triple net lease, the tenant is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses for the property. The primary lease terms are 20 years. The leases provide the tenant with two five-year renewal options subject to the same terms and conditions as the primary term. The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases.

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

Major Tenants

         During  2007,  one  tenant  contributed  100%   of   the
Partnership's total rental revenue. With the planned liquidation of the Partnership, the major tenant information will no longer be applicable.

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

Description of Properties

       The Partnership's properties are commercial, single tenant buildings. The properties were acquired on a debt-free basis and are leased to one tenant under triple net leases, classified as operating leases. The Partnership holds an undivided fee simple interest in the properties. At any time prior to selling the properties, the Partnership may mortgage one or more of its properties in amounts not exceeding 50% of the fair market value of the property.

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

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2007.

                           Total Property                Annual
                Purchase    Acquisition                  Lease   Annual Rent
Property          Date         Costs         Tenant     Payment  Per Sq. Ft.

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

        The Lease expires on October 31, 2017 for the St. Cloud restaurant and on October 31, 2018 for the Rochester restaurant. The leases provide the tenant with two five-year renewal options subject to the same terms and conditions as the primary term.

        Pursuant to the lease agreements, the tenant is required to provide proof of adequate insurance coverage on the properties it occupies. The General Partners believe the properties are adequately covered by insurance and consider the properties to be well-maintained and sufficient for the Partnership's operations.

         For tax purposes, the Partnership's properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS). The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over 40 years. The remaining depreciable components of a property are personal property and land improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively. Since the Partnership has tax-exempt Partners, the Partnership is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method. In general, the federal tax basis of the properties for tax depreciation purposes is the same as the basis for book depreciation purposes.

        At December 31, 2007, all properties listed above were 100% occupied.

ITEM 3. LEGAL PROCEEDINGS.

       None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
        AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

        (a) As of December 31, 2007, there were 1,778 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

       Cash distributions of $10,371 and $17,526 were made to the General Partners and $162,810 and $480,753 were made to the Limited Partners in 2007 and 2006, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As  part  of the Limited Partner distributions  discussed
above,  the Partnership distributed net sale proceeds of  $76,400 and $355,326 in 2007 and 2006, respectively.

       (b) Not applicable.

        (c) Pursuant to Section 7.7 of the Partnership Agreement, as amended, each Limited Partner has the right to present Units to the Partnership for purchase by submitting notice to the Managing General Partner. The purchase price of the Units is equal to 90% of the net asset value per Unit as determined by the Managing General Partner in accordance with the provisions of the Partnership Agreement. Units tendered to the Partnership are redeemed at the purchase price established for the quarter in which the Partnership received a notice at least 60 days prior to the repurchase dates of January 1st, April 1st, July 1st and October 1st subject to the following limitations. The Partnership is not obligated to purchase in any year more than 5% of the number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the
Partnership. During the last three months of 2007, the Partnership did not purchase any Units.

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

       Effective October 1, 2005, the Partnership adopted the liquidation basis of accounting because the General Partners anticipated the liquidation of the Partnership during 2006. The timetable for final disposition of the assets was delayed when the tenant in two of the Partnership's remaining properties filed for Chapter 11 bankruptcy reorganization on June 26, 2006. While the tenant was in bankruptcy, the General Partners believed it would have been difficult to find a buyer that would have paid a fair value for the properties. Now that the tenant has emerged from bankruptcy, it should be easier to sell the properties to maximize the value to the Partnership. The General Partners now anticipate liquidation to occur during 2008. In accordance with the liquidation basis of accounting, assets are recorded at their estimated net realizable value (the amount of cash expected to be received) and liabilities are recorded at the amount estimated to be paid to creditors and Partners. At December 31, 2007, the estimated real estate values were based upon comparable sales of similar properties. Any changes in these estimates could cause material changes in the net assets in liquidation.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Results of Operations

        For the years ended December 31, 2007 and 2006, while in the liquidation phase, the Partnership recognized rental income of $138,425 and $240,414, respectively. During the same periods, the Partnership recognized interest income of $45,487 and $48,430, respectively. In 2007, rental income decreased as a result of a property sale.

        The  tenant  of  the Timber Lodge restaurants  is  making
additional  monthly  payments to fund a real  estate  tax  escrow account. During the year ended December 31, 2007, the Partnership received payments of $63,746. In October 2007, the Partnership paid $42,497 to the taxing authorities for real estate taxes due for the second half of 2007. The Partnership will hold the remaining funds until future real estate taxes are due and then pay them directly to the taxing authorities. The real estate tax payable represents the balance of the tenant's real estate tax payments that have not been paid to the taxing authorities.

        For the years ended December 31, 2007 and 2006, while in the liquidation phase, the Partnership incurred Partnership administration expenses from affiliated parties of $86,115 and $90,912, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $24,396 and $20,936, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        At December 31, 2007 and 2006, the Partnership recognized adjustments of estimated values of $291,811 and $534,714, respectively, resulting from adopting the liquidation basis of accounting and recording its assets at estimated net realizable value and liabilities at the amount estimated to be paid.

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

Liquidity and Capital Resources

        In September 2007, the Managing General Partner solicited by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership
Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. On October 16, 2007, the proposal was approved with a majority of Units voted in favor of the proposal. As a result, the Managing General Partner will proceed with the planned liquidation of the Partnership. If the Partnership sells its remaining property in 2008, the Partnership anticipates liquidation to occur by December 31, 2008.

        During the year ended December 31, 2007, while in the liquidation phase, the Partnership's Net Assets in Liquidation decreased $99,780 as a result of distributions paid to the Partners in excess of cash generated from operating activities. During the year ended December 31, 2006, while in the liquidation phase, the Partnership's Net Assets in Liquidation decreased $784,467 mainly as a result of a decrease in the estimated net realizable value of Investments in Real Estate and cash distributions of net sale proceeds paid to the Partners.

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


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        For the years ended December 31, 2007 and 2006, the Partnership declared distributions of $173,181 and $498,279, respectively. The Limited Partners received distributions of $162,810 and $480,753 and the General Partners received distributions of $10,371 and $17,526 for the periods, respectively. In December 2006, the Partnership declared a special distribution of net sale proceeds of $303,030.

       During 2007 and 2006, the Partnership distributed net sale proceeds of $77,172 and $358,915 to the Limited and General
Partners, which represented a return of capital of $3.91 and $18.17 per Limited Partnership Unit, respectively.

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





          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Registered Public Accounting Firm

Statement of Net Assets Available for Liquidation at December 31, 2007 and 2006

Statement of Liquidating Activities for the Years Ended December 31, 2007 and 2006

Notes to Financial Statements



     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners:
AEI Real Estate Fund XVII Limited Partnership
St. Paul, Minnesota


      We have audited the accompanying statement of net assets available for liquidation of AEI Real Estate Fund XVII Limited Partnership (a Minnesota limited partnership) as of December 31, 2007 and 2006 and the related statement of liquidating activities for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion.
An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As described in the Notes to the financial statements, the General Partners of AEI Real Estate Fund XVII Limited Partnership anticipate the liquidation of the Partnership during 2008. Because liquidation was imminent, the Partnership changed its basis of accounting after September 30, 2005, from the going concern basis to the liquidation basis.

      In our opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, AEI Real Estate Fund XVII Limited Partnership results of its net assets available for liquidation as of December 31, 2007 and 2006 and the change in net assets in liquidation for the years then ended, in conformity with U.S. generally accepted accounting principles applied on the bases of accounting described in the preceding paragraph.




                       /s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                               Certified Public Accountants


Minneapolis, Minnesota
March 24, 2008

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
        STATEMENT OF NET ASSETS AVAILABLE FOR LIQUIDATION
                   DECEMBER 31, 2007 AND 2006



                                                2007          2006

ASSETS:
  Cash and Cash Equivalents                 $   927,152    $ 1,318,743
  Receivables                                         0            636
  Investments in Real Estate                  1,435,000      1,435,000
                                             -----------    -----------
          Total Assets                        2,362,152      2,754,379
                                             -----------    -----------

LIABILITIES:
  Payable to AEI Fund Management, Inc.            9,820         11,390
  Real Estate Taxes Payable                      21,249              0
  Distributions Payable                          41,115        353,241
                                             -----------    -----------
          Total Liabilities                      72,184        364,631
                                             -----------    -----------
NET ASSETS (PARTNERS' CAPITAL) IN LIQUIDATION,
  including 19,557 Limited Partnership
   Units outstanding                        $ 2,289,968    $ 2,389,748
                                             ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
               STATEMENT OF LIQUIDATING ACTIVITIES
                 FOR THE YEARS ENDED DECEMBER 31



                                                    2007          2006

SOURCES OF ADDITIONAL CASH:
  Rent                                          $   138,425   $   240,414
  Real Estate Tax Reimbursements                     63,746             0
  Interest Income                                    45,487        48,430
  Proceeds from Sale of Real Estate                       0       297,816
                                                 -----------   -----------
      Total Sources of Additional Cash              247,658       586,660
                                                 -----------   -----------
USES OF ADDITIONAL CASH:
  Partnership Administration - Affiliates            87,685        91,214
  Partnership Administration and Property
     Management - Unrelated Parties                  23,760        21,572
  Real Estate Taxes Paid                             42,497             0
  Expenses Related to the Sale of Real Estate             0        68,748
  Distributions to Partners                         485,307     1,724,307
                                                 -----------   -----------
      Total Uses of Additional Cash                 639,249     1,905,841
                                                 -----------   -----------
DECREASE IN NET ASSETS IN LIQUIDATION
    BEFORE ADJUSTMENTS                             (391,591)   (1,319,181)
                                                 -----------   -----------
ADJUSTMENTS OF ESTIMATED VALUES:
  Increase (Decrease) in Net Realizable values of:
     Receivables                                       (636)          636
     Real Estate                                          0      (463,500)
     Payable to AEI Fund Management, Inc.             1,570        69,050
     Real Estate Taxes Payable                      (21,249)            0
     Distributions Payable                          312,126     1,226,028
     Net Realizable Value of Real Estate Sold             0      (297,500)
                                                 -----------   -----------
       Total Adjustment of Estimated Values         291,811       534,714
                                                 -----------   -----------

DECREASE IN NET ASSETS IN LIQUIDATION               (99,780)     (784,467)

BEGINNING NET ASSETS IN LIQUIDATION               2,389,748     3,174,215
                                                 -----------   -----------
ENDING NET ASSETS IN LIQUIDATION                $ 2,289,968   $ 2,389,748
                                                 ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

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

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

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

     In September 2007, the Managing General Partner solicited by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. On October 16, 2007, the proposal was approved with a majority of Units voted in favor of the proposal. As a result, the Managing General Partner will proceed with the planned liquidation of the Partnership. If the Partnership sells its remaining property in 2008, the Partnership anticipates liquidation to occur by December 31, 2008.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

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

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

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

     Real Estate

       The Partnership's real estate is leased under triple net leases, classified as operating leases. The leases provide for base annual rental payments payable in monthly installments. The Partnership recognizes rental revenue according to the terms of the individual leases. For leases which contain stated rental increases, the increases are recognized in the year in which they are effective. Contingent rental payments are recognized when the contingencies on which the payments are based are satisfied and the rental payments become due under the terms of the leases.

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

       The Partnership's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located. These laws could require the Partnership to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found. For each property, an environmental assessment is completed prior to acquisition. In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant's business such as use of cleaning  supplies)  in violation  of  applicable  law  to restrict environmental and other damage. Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated. There were no environmental issues noted or liabilities recorded at December 31, 2007 and 2006.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(2)  Summary of Significant Accounting Policies - (Continued)

     Recently Issued Accounting Pronouncements

       Management has reviewed recently issued, but not yet effective, accounting pronouncements and does not expect the implementation of these pronouncements to have a significant effect on the Partnership's financial statements.

(3)  Related Party Transactions -

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

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                    Total Incurred by the Partnership
                                     for the Years Ended December 31

                                                           2007       2006
a.AEI and AFM are reimbursed for all costs incurred in
  connection with managing the Partnership's operations,
  maintaining the Partnership's books and communicating
  the results of operations to the Limited Partners.     $  86,115  $  90,912
                                                          ========   ========
b.AEI and AFM are reimbursed for all direct expenses they
  have paid on the Partnership's behalf to third parties
  relating to Partnership administration and property
  management.  These expenses included printing costs,
  legal and filing fees, direct administrative costs,
  outside audit costs, taxes, insurance and other
  property costs.                                        $  24,396  $  20,936
                                                          ========   ========
c.AEI is reimbursed for all costs incurred in
  connection with the sale of property.                  $       0  $   5,968
                                                          ========   ========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b and c. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(4)  Investments in Real Estate -

     The Partnership leases its properties to Timber Lodge Steakhouse, Inc. under triple net leases, classified as operating leases. Under a triple net lease, the tenant is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses for the property. The Lease expires on October 31, 2017 for the St. Cloud restaurant and on October 31, 2018 for the Rochester restaurant. The leases provide the tenant with two five-year renewal options subject to the same terms and conditions as the primary term. The leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases.

     The Partnership's properties are commercial, single-tenant buildings. The St. Cloud restaurant was constructed and acquired in 1997. The Rochester restaurant was constructed and acquired in 1998. There have been no costs capitalized as improvements subsequent to the acquisitions.

     Effective with the decision to liquidate, the carrying amounts of assets and liabilities were adjusted from their historical bases to the amounts of cash expected from their realization and settlement. Because of the expected short liquidation period, the effects of discounting would not be significant and have been ignored. At December 31, 2005, the adjustment resulted in an increase in Investments in Real Estate of $677,365. During 2006, additional adjustments were made to the estimated real estate values that decreased Investments in Real Estate by a total of $463,500. At December 31, 2007 and 2006, the estimated real estate values were based upon comparable sales of similar properties. It is reasonably possible that the amounts expected to be realized in the liquidation process will change in the near term.

     The historical cost and related accumulated depreciation and
     estimated  net  realizable  values  of  the  properties   at
     December 31, 2007 are as follows:

                                Historical Cost Basis     Liquidation Basis
                                                                    Net
                              Buildings and          Accumulated  Realizable
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
                         =======   =========  =========  =======   =========


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(4)  Investments in Real Estate - (Continued)

     For the above properties, the minimum future rent payments required by the leases are as follows:

                       2008           $  129,742
                       2009              129,742
                       2010              129,742
                       2011              133,848
                       2012              154,847
                       Thereafter        936,322
                                       ---------
                                      $1,614,243
                                       =========

     There were no contingent rents recognized in 2007 or 2006.

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

      Tenants                       Industry          2007       2006

     Timber Lodge Steakhouse, Inc.  Restaurant     $ 138,425  $ 137,544
     Razzoo's LP                    Restaurant           N/A    102,870
                                                    --------   --------
     Aggregate rent revenue of major tenants       $ 138,425  $ 240,414
                                                    ========   ========
     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                 100%       100%
                                                    ========   ========


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

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

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(6)  Discontinued Operations - (Continued)

     During 2007 and 2006, the Partnership distributed net sale proceeds of $77,172 and $358,915 to the Limited and General
     Partners, which represented a return of capital of $3.91 and $18.17 per Limited Partnership Unit, respectively.

(7)  Partners' Capital -

     Cash distributions of $10,371 and $17,526 were made to the General Partners and $162,810 and $480,753 were made to the Limited Partners for the years ended December 31, 2007 and 2006, respectively. The Limited Partners' distributions represent $8.32 and $24.58 per Limited Partnership Unit outstanding using 19,557 weighted average Units in 2007 and 2006.

     As part of the Limited Partner distributions discussed above, the Partnership distributed net sale proceeds of $76,400 and $355,326 in 2007 and 2006, respectively.

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

(8)  Income Taxes -

     With  the  change in the Partnership's basis  of  accounting from the going concern basis to the liquidation basis, effective October 1, 2005, the Partnership no longer reports
     Net   Income   after  this  date.   The   following   is   a
     reconciliation   of  net  income  for  financial   reporting
     purposes to income reported for federal income tax purposes for the years ended December 31:
                                                2007       2006
     Net Income for Financial Reporting
      Purposes - Going Concern Basis        $       0   $         0

     Decrease in Net Assets in Liquidation
      Before Adjustment                      (391,591)   (1,319,181)

     Liquidation Basis of Accounting Not
      Recognized for Tax Reporting Purposes   464,992     1,302,201

     Depreciation for Tax Purposes Over
       Depreciation  for Financial Reporting
       Purposes                               (26,481)      (33,842)

     Income Accrued for Tax Purposes Over (Under)
       Income for Financial Reporting
       Purposes                               (12,461)       12,461
                                             ---------   ----------
      Taxable Income (Loss) to Partners     $  34,459   $   (38,361)
                                             =========   ==========


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(8)  Income Taxes - (Continued)

     The   following  is  a  reconciliation  of  Net  Assets   in
     Liquidation for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December 31:

                                                      2007          2006
     Net Assets in Liquidation / Partners' Capital
      for Financial Reporting Purposes             $2,289,968   $2,389,748

     Adjusted Tax Basis of Investments in Real Estate
      Under Investments in Real Estate
      for Financial Reporting Purposes               (437,501)    (411,020)

     Income Accrued for Tax Purposes Over
        Income for Financial Reporting Purposes             0       12,461

     Syndication Costs Treated as Reduction
       of Capital for Financial Reporting Purposes  3,149,158    3,149,158
                                                    ---------    ---------
      Partners' Capital for Tax Reporting Purposes $5,001,625   $5,140,347
                                                    =========    =========

(9)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                    2007                   2006
                           Carrying       Fair    Carrying      Fair
                            Amount        Value     Amount      Value

     Money Market Funds   $927,152     $927,152  $1,318,743   $1,318,743
                           -------      -------   ---------    ---------
       Total Cash and
        Cash Equivalents  $927,152     $927,152  $1,318,743   $1,318,743
                           =======      =======   =========    =========


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

ITEM 8AT.CONTROLS AND PROCEDURES.

       (a)  Disclosure Controls and Procedures.

        Under the supervision and with the participation of management, including its President and Chief Financial Officer, the Managing General Partner of the Partnership evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the
Securities  Exchange  Act of 1934 (the "Exchange  Act")).   Based
upon that evaluation, the President and Chief Financial Officer of the Managing General Partner concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to managemesnt, including the President and Chief Financial Officer of the Managing General Partner, in a manner that allows timely decisions regarding required disclosure.

       (b)  Internal Control Over Financial Reporting.

       (i) Management's Report on Internal Control Over Financial Reporting. The Managing General Partner, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management of the Managing General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the
Partnership's assets that could have a material effect on the financial statements.

        Management of the Managing General Partner performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, management of the Managing General Partner determined that our internal control over financial reporting was effective as of December 31, 2007 based on the criteria in Internal Control-Integrated Framework issued by the COSO.


ITEM 8AT.CONTROLS AND PROCEDURES. (Continued)

        This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

         (ii) Changes in Internal Control Over Financial Reporting. During the most recent period covered by this report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION.

       None.


                            PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL PERSONS AND CORPORATE GOVERNANCE;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
        CONTROL PERSONS AND CORPORATE GOVERNANCE;
        COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT. (Continued)

        Robert P. Johnson, age 63, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in July 1987, and has been elected to continue in these positions until December 2008. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in ten limited partnerships and a managing member in five LLCs.

        Patrick W. Keene, age 48, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2008. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-KSB any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2007. Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2007 fiscal year.


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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 29, 2008:

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2007 and 2006.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.  (Continued)

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

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid by the Partnership, (ii) the cumulative property management fees allowed by the Guidelines but not paid,
(iii)  any real estate commission allowed by the Guidelines,  and
(iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The administrative expenses not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 2007, the cumulative reimbursements to the General Partners and their affiliates did not exceed those amounts.

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties through the period from inception through December 31, 2007.

Person or Entity                                      Amount Incurred From
 Receiving                   Form and Method     Inception (February 10, 1988)
Compensation                 of Compensation          To December 31, 2007

AEI Securities, Inc.  Selling Commissions equal to 8%        $2,338,870
                      of proceeds plus a 2% nonaccountable
                      expense allowance, most of which was
                      reallowed to Participating Dealers.

General Partners and  Reimbursement at Cost for other        $  815,886
Affiliates            Organization and Offering Costs.

General Partners and  Reimbursement at Cost for all          $  852,117
Afsssfiliates            Acquisition Expenses.

General Partners and  Reimbursement at Cost for all          $4,633,184
Affiliates            Administrative Expenses attributable
                      to the Fund, including all expenses
                      related to management of the Fund's
                      properties and all other transfer
                      agency, reporting, partner relations
                      and other administrative functions.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
          DIRECTOR INDEPENDENCE.  (Continued)

Person or Entity                                      Amount Incurred From
 Receiving                   Form and Method     Inception (February 10, 1988)
Compensation                 of Compensation          To December 31, 2007

General Partners and Reimbursement at Cost for all           $  622,916
Affiliates           expenses related to the disposition
                     of the Fund's properties.

General Partners     1% of Net Cash Flow in any fiscal       $  289,288
                     year until the Limited Partners have
                     received annual, non-cumulative
                     distributions of Net Cash Flow  equal
                     to 10% of their Adjusted Capital
                     Contributions and 10% of any remaining
                     Net Cash Flow in such fiscal year.

General Partners     15% of distributions of Net Proceeds    $  241,552
                     of Sale other than distributions
                     necessary to restore Adjusted Capital
                     Contributions and provide a 6%
                     cumulative return to Limited  Partners.
                     The General  Partners  will receive
                     only 1% of distributions of Net Proceeds of Sale until the Limited Partners have received an amount equal to: (a) their Adjusted Capital Contributions, plus
                     (b) an amount  equal to 14% of their
                     Adjusted  Capital Contributions per
                     annum, cumulative but not compounded,
                     less (c) all previous cash distributions to the Limited Partners.


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

     10.3  Purchase  Agreement dated September 25,  2006  between the Partnership, AEI Real Estate Fund XV Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership, AEI Income & Growth Fund XXII Limited Partnership and Dan Quinlan relating to the Property at 11617 Research Boulevard, Austin, Texas (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed November 13,
     2006).

     31.1  Certification  of Chief Executive Officer  of  General
     Partner pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.

ITEM 13.  EXHIBITS. (Continued)

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

     32    Certification  of Chief Executive  Officer  and  Chief
     Financial  Officer  of General Partner pursuant  to  Section
     906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The following is a summary of the fees billed to the Partnership by Boulay, Heutmaker, Zibell & Co. P.L.L.P. for professional services rendered for the years ended December 31, 2007 and 2006:

     Fee Category                            2007       2006

     Audit Fees                           $   8,050   $  7,675
     Audit-Related Fees                           0         28
     Tax Fees                                     0          0
     All Other Fees                               0          0
                                           --------    -------
          Total Fees                      $   8,050   $  7,703
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


                         AEI REAL ESTATE FUND XVII
                         Limited Partnership
                         By: AEI Fund Management XVII, Inc.
                             Its Managing General Partner


March 24, 2008           By: /s/ Robert P Johnson
                                 Robert P. Johnson, President and Director
                                 (Principal Executive Officer)


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                               Title                         Date


/s/Robert P Johnson  President (Principal Executive  Officer) March 24, 2008
   Robert P. Johnson and Sole Director of Managing General
                     Partner

/s/Patrick W Keene   Chief Financial Officer and Treasurer  March 24, 2008
   Patrick W. Keene  (Principal Accounting Officer)