Form 10-Q
period 2008-03-31
AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
filed 2008-05-14
CIK 819577

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  March 31, 2008

               Commission File Number:  000-17467


            AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
     (Exact name of registrant as specified in its charter)


     State of Minnesota                     41-1603719
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)        Identification No.)


    30 East 7th Street, Suite 1300, St. Paul, Minnesota 55101
             (Address of principal executive offices)

                          (651) 227-7333
                 (Registrant's telephone number)

                        Not Applicable
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       [X] Yes    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

     Large accelerated filer        Accelerated filer

     Non-accelerated filer          Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell  company
(as defined in Rule 12b-2 of the Exchange Act).  Yes [X]   No


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements:

         Statement of Net Assets Available for Liquidation as of March 31, 2008 and December 31, 2007

         Statement of Liquidating Activities for the Three Months ended March 31, 2008 and 2007

         Notes to Financial Statements

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Item 3. Quantitative and Qualitative Disclosures About Market Risk

 Item 4T.Controls and Procedures

Part II - Other Information

 Item 1. Legal Proceedings

 Item 1A.Risk Factors

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
        STATEMENT OF NET ASSETS AVAILABLE FOR LIQUIDATION
              MARCH 31, 2008 AND DECEMBER 31, 2007




                                                     2008          2007

ASSETS:
  Cash and Cash Equivalents                     $   919,529    $   927,152
  Investments in Real Estate                      1,435,000      1,435,000
                                                 -----------    -----------
          Total Assets                            2,354,529      2,362,152
                                                 -----------    -----------

LIABILITIES:
  Payable to AEI Fund Management, Inc.                5,526          9,820
  Real Estate Taxes Payable                          42,497         21,249
  Distributions Payable                              42,124         41,115
                                                 -----------    -----------
          Total Liabilities                          90,147         72,184
                                                 -----------    -----------
NET ASSETS (PARTNERS' CAPITAL) IN LIQUIDATION,
  including 19,557 Limited Partnership Units
  outstanding                                   $ 2,264,382    $ 2,289,968
                                                 ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
               STATEMENT OF LIQUIDATING ACTIVITIES
               FOR THE THREE MONTHS ENDED MARCH 31



                                                      2008          2007

SOURCES OF ADDITIONAL CASH:
  Rent                                           $    32,435    $    41,119
  Real Estate Tax Reimbursements                      21,248              0
  Interest Income                                      6,758         12,241
                                                  -----------    -----------
      Total Sources of Additional Cash                60,441         53,360
                                                  -----------    -----------

USES OF ADDITIONAL CASH:
  Partnership Administration - Affiliates             20,513         24,453
  Partnership Administration and Property
     Management - Unrelated Parties                    6,436          8,347
  Distributions to Partners                           41,115        353,241
                                                  -----------    -----------
      Total Uses of Additional Cash                   68,064        386,041
                                                  -----------    -----------
DECREASE IN NET ASSETS IN LIQUIDATION
   BEFORE  ADJUSTMENTS                                (7,623)      (332,681)
                                                  -----------    -----------

ADJUSTMENTS OF ESTIMATED VALUES:
  Increase (Decrease) in Net Realizable values of:
     Receivables                                           0           (636)
     Payable to AEI Fund Management, Inc.              4,294         (1,275)
     Real Estate Taxes Payable                       (21,248)             0
     Distributions Payable                            (1,009)       308,021
                                                  -----------    -----------
       Total Adjustment of Estimated Values          (17,963)       306,110
                                                  -----------    -----------

DECREASE IN NET ASSETS IN LIQUIDATION                (25,586)       (26,571)

BEGINNING NET ASSETS IN LIQUIDATION                2,289,968      2,389,748
                                                  -----------    -----------
ENDING NET ASSETS IN LIQUIDATION                 $ 2,264,382    $ 2,363,177
                                                  ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2008

(1) The condensed statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements. The adjustments made to these condensed statements consist only of normal recurring adjustments. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the registrant's latest annual report on Form 10-KSB.

(2)  Organization -

     AEI Real Estate Fund XVII Limited Partnership ("Partnership") was formed to acquire and lease commercial properties to operating tenants. The Partnership's operations are managed by AEI Fund Management XVII, Inc. ("AFM"), the Managing General Partner. Robert P. Johnson, the President and sole director of AFM, serves as the Individual General Partner. AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson is the majority shareholder. AEI Fund Management, Inc. ("AEI"), an affiliate of AFM, performs the administrative and operating functions for the Partnership.

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

(3)  Investments in Real Estate -

     Effective with the decision to liquidate, the carrying amounts of assets and liabilities were adjusted from their historical bases to the amounts of cash expected from their realization and settlement. Because of the expected short liquidation period, the effects of discounting would not be significant and have been ignored. At March 31, 2008 and December 31, 2007, the estimated real estate values were based upon comparable sales of similar properties. It is reasonably possible that the amounts expected to be realized in the liquidation process will change in the near term.

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

     During the first three months of 2008, the Partnership distributed net sale proceeds of $31,010 to the Limited and General Partners, which represented a return of capital of $1.57 per Limited Partnership Unit. The proceeds were generated from sales completed prior to 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

       Effective October 1, 2005, the Partnership adopted the liquidation basis of accounting because the General Partners anticipated the liquidation of the Partnership during 2006. The timetable for final disposition of the assets was delayed when the tenant in two of the Partnership's remaining properties filed for Chapter 11 bankruptcy reorganization on June 26, 2006. While the tenant was in bankruptcy, the General Partners believed it would have been difficult to find a buyer that would have paid a fair value for the properties. Now that the tenant has emerged from bankruptcy, it should be easier to sell the properties to maximize the value to the Partnership. The General Partners now anticipate liquidation to occur during 2008. In accordance with the liquidation basis of accounting, assets are recorded at their estimated net realizable value (the amount of cash expected to be received) and liabilities are recorded at the amount estimated to be paid to creditors and Partners. At March 31, 2008, the estimated real estate values were based upon comparable sales of similar properties. Any changes in these estimates could cause material changes in the net assets in liquidation.

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

Results of Operations

        For the three months ended March 31, 2008 and 2007, while in the liquidation phase, the Partnership recognized rental income of $32,435 and $41,119, respectively. In 2008, rental income decreased due to lease amendments that reduced the rent for the Timber Lodge restaurants as discussed below. During the same periods, the Partnership recognized interest income of $6,758 and $12,241, respectively. Interest income decreased due to lower money market interest rates in 2008, when compared to the same period in 2007.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        The  tenant  of  the Timber Lodge restaurants  is  making
additional monthly payments to fund a real estate tax escrow account. During the three months ended March 31, 2008, the Partnership received payments of $21,248. During the last seven months of 2007, the Partnership received payments of $63,746. In October 2007, the Partnership paid $42,497 to the taxing authorities for real estate taxes due for the second half of 2007. The Partnership will hold the remaining funds until future real estate taxes are due and then pay them directly to the taxing authorities. The real estate tax payable represents the balance of the tenant's real estate tax payments that have not been paid to the taxing authorities.

        For the three months ended March 31, 2008 and 2007, while in the liquidation phase, the Partnership incurred Partnership administration expenses from affiliated parties of $16,219 and $25,728, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $6,436 and $8,983, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        At March 31, 2008 and 2007, the Partnership recognized adjustments of estimated values of ($17,963) and $306,110, respectively, resulting from adopting the liquidation basis of accounting and recording its assets at estimated net realizable value and liabilities at the amount estimated to be paid.

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

        Inflation has had a minimal effect on income from operations. Inflation may cause the real estate to appreciate in value. However, inflation and changing prices may have an adverse impact on the operating margins of the properties' tenants, which could impair their ability to pay rent and
subsequently   reduce   the   Net   Cash   Flow   available   for
distributions.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       During the three months ended March 31, 2008, while in the liquidation phase, the Partnership's Net Assets in Liquidation decreased $25,586 as a result of distributions paid to the Partners in excess of cash generated from operating activities. During the three months ended March 31, 2007, while in the liquidation phase, the Partnership's Net Assets in Liquidation decreased $26,571 as a result of distributions paid to the Partners in excess of cash generated from operating activities.

       The Partnership's primary use of cash flow is distribution payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter.

        For the three months ended March 31, 2008 and 2007, the Partnership declared distributions of $42,124 and $45,220, respectively. The Limited Partners received distributions of $40,704 and $40,699 and the General Partners received distributions of $1,420 and $4,521 for the periods, respectively. During the first three months of 2008, the Partnership distributed net sale proceeds of $31,010 to the Limited and General Partners, which represented a return of capital of $1.57 per Limited Partnership Unit. The proceeds were generated from sales completed prior to 2007.

       The continuing rent payments from the properties, together with  cash  generated from property sales, should be adequate  to
fund   continuing   distributions  and  meet  other   Partnership
obligations.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       Not applicable.

ITEM 4T.CONTROLS AND PROCEDURES.

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

ITEM 4T.CONTROLS AND PROCEDURES.  (Continued)

       (b)  Changes in Internal Control Over Financial Reporting.

        During the most recent period covered by this report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                   PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS.

        There are no material pending legal proceedings to which the Partnership is a party or of which the Partnership's property is subject.

ITEM 1A.RISK FACTORS.

       Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

       (a) None.

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

ITEM 3.DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 5.OTHER INFORMATION.

      None.

ITEM 6.EXHIBITS.

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

    32    Certification  of Chief  Executive  Officer  and  Chief
    Financial Officer of General Partner pursuant to Section  906 of the Sarbanes-Oxley Act of 2002.



                           SIGNATURES

        Pursuant  to the requirements of the Securities  Exchange
Act  of  1934, the registrant has duly caused this report  to  be
signed   on   its  behalf  by  the  undersigned  thereunto   duly
authorized.


Dated:  May 9, 2008           AEI Real Estate Fund XVII
                              Limited Partnership
                              By:  AEI Fund Management XVII, Inc.
                              Its: Managing General Partner



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