Form 10-Q
period 2008-06-30
AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
filed 2008-08-14
CIK 819577

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  June 30, 2008

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

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements:

         Statement of Net Assets Available for Liquidation as of June 30, 2008 and December 31, 2007

         Statement of Liquidating Activities for the Periods ended June 30, 2008 and 2007

         Notes to Financial Statements

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Item 3. Quantitative and Qualitative Disclosures About Market Risk

 Item 4T. Controls and Procedures

Part II - Other Information

 Item 1.  Legal Proceedings

 Item 1A. Risk  Factors

 Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3.  Defaults Upon Senior Securities

 Item 4.  Submission of Matters to a Vote of Security Holders

 Item 5.  Other Information

 Item 6.  Exhibits

          Signatures

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
        STATEMENT OF NET ASSETS AVAILABLE FOR LIQUIDATION
               JUNE 30, 2008 AND DECEMBER 31, 2007




                                                    2008           2007

ASSETS:
  Cash and Cash Equivalents                     $   874,065    $   927,152
  Investments in Real Estate                      1,435,000      1,435,000
                                                 -----------    -----------
          Total Assets                            2,309,065      2,362,152
                                                 -----------    -----------

LIABILITIES:
  Payable to AEI Fund Management, Inc.                6,843          9,820
  Real Estate Taxes Payable                          21,064         21,249
  Distributions Payable                              42,630         41,115
                                                 -----------    -----------
          Total Liabilities                          70,537         72,184
                                                 -----------    -----------
NET ASSETS (PARTNERS' CAPITAL) IN LIQUIDATION,
  including  19,557 Limited Partnership
  Units outstanding                             $ 2,238,528    $ 2,289,968
                                                 ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
               STATEMENT OF LIQUIDATING ACTIVITIES
                  FOR THE PERIODS ENDED JUNE 30


                                   Three Months Ended       Six Months Ended
                                  6/30/08      6/30/07    6/30/08     6/30/07
SOURCES OF ADDITIONAL CASH:
  Rent                          $   32,436  $  32,435  $   64,871  $   73,554
  Real Estate Tax Reimbursements    21,248          0      42,496           0
  Interest Income                    3,977     11,866      10,735      24,107
                                 ----------  ---------   ----------  ----------
      Total Sources of
       Additional Cash              57,661     44,301     118,102      97,661
                                 ----------  ---------   ----------  ----------
USES OF ADDITIONAL CASH:
  Partnership Administration -
   Affiliates                       12,659     15,167      33,172      39,620
  Partnership Administration and Property
     Management - Unrelated Parties  5,661      5,237      12,097      13,584
  Real Estate Taxes Paid            42,681          0      42,681           0
  Distributions to Partners         42,124     45,220      83,239     398,461
                                 ----------  ---------   ----------  ----------
    Total Uses of Additional Cash  103,125     65,624     171,189     451,665
                                 ----------  ---------   ----------  ---------
DECREASE IN NET
  ASSETS IN LIQUIDATION
  BEFORE ADJUSTMENTS               (45,464)   (21,323)    (53,087)   (354,004)
                                 ----------  ---------   ----------  ---------
ADJUSTMENTS OF ESTIMATED VALUES:
  Increase (Decrease) in Net
    Realizable values of:
     Receivable                          0          0           0        (636)
     Payable to AEI Fund
       Management, Inc.             (1,317)    (5,450)      2,977      (6,725)
     Real Estate Taxes Payable      21,433          0         185           0
     Distributions Payable            (506)     1,509      (1,515)    309,530
                                 ----------  ---------   ----------  ---------
      Total Adjustment of
         Estimated Values           19,610     (3,941)      1,647     302,169
                                 ----------  ---------   ----------  ---------
DECREASE IN NET ASSETS
   IN LIQUIDATION                  (25,854)   (25,264)    (51,440)    (51,835)

BEGINNING NET ASSETS
   IN LIQUIDATION                2,264,382   2,363,177   2,289,968   2,389,748
                                 ----------  ---------   ----------  ---------
ENDING NET ASSETS
   IN LIQUIDATION               $2,238,528  $2,337,913  $2,238,528  $2,337,913
                                 ==========  ==========  ==========  =========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2008

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

(3)  Investments in Real Estate -

     Effective with the decision to liquidate, the carrying amounts of assets and liabilities were adjusted from their historical bases to the amounts of cash expected from their realization and settlement. Because of the expected short liquidation period, the effects of discounting would not be significant and have been ignored. At June 30, 2008 and December 31, 2007, the estimated real estate values were based upon comparable sales of similar properties. It is reasonably possible that the amounts expected to be realized in the liquidation process will change in the near term.

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

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(5)  Discontinued Operations -

     On June 26, 2006, Timber Lodge Steakhouse, Inc. ("TLS"), the tenant of the Timber Lodge restaurants filed for Chapter 11 bankruptcy reorganization. In September 2006, TLS submitted a written proposal requesting rent concessions. In February 2007, the Partnership and other owners of the properties signed Lease amendments to reduce the annual rent by 15% for the Rochester property and 10% for the St. Cloud property. As a result of these amendments, TLS submitted a request to the bankruptcy court to assume the Leases. The request was approved by the court. As of June 30, 2008, TLS had paid all rent due under the Leases as amended. Effective August 2008, TLS is engaged in an asset sale to Taher Food Management, a Minneapolis-based food services company. Taher Food is negotiating to assume the Leases and has requested rent concessions for both properties. Until the Lease negotiations are completed, the Partnership cannot reasonable assess the impact any rent concessions would have on the estimated real estate values of the properties. However, if the Partnership and other owners agree to rent concessions, it is likely the estimated real estate values would be reduced for the properties.

     During   the  first  six  months  of  2008  and  2007,   the
     Partnership distributed net sale proceeds of $56,970 and $15,152 to the Limited and General Partners, which represented a return of capital of $2.88 and $0.77 per Limited Partnership Unit, respectively. The proceeds were generated from sales completed prior to 2007.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

       Effective October 1, 2005, the Partnership adopted the liquidation basis of accounting because the General Partners anticipated the liquidation of the Partnership during 2006. The timetable for final disposition of the assets was delayed when the tenant in two of the Partnership's remaining properties filed for Chapter 11 bankruptcy reorganization on June 26, 2006. While the tenant was in bankruptcy, the General Partners believed it would have been difficult to find a buyer that would have paid a fair value for the properties. Now that the tenant has emerged from bankruptcy, it should be easier to sell the properties to maximize the value to the Partnership. The General Partners now anticipate liquidation to occur during 2008. In accordance with the liquidation basis of accounting, assets are recorded at their estimated net realizable value (the amount of cash expected to be received) and liabilities are recorded at the amount estimated to be paid to creditors and Partners. At June 30, 2008, the estimated real estate values were based upon comparable sales of similar properties. Any changes in these estimates could cause material changes in the net assets in liquidation.

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

Results of Operations

        For the six months ended June 30, 2008 and 2007, while in the liquidation phase, the Partnership recognized rental income of $64,871 and $73,554, respectively. In 2008, rental income decreased due to lease amendments that reduced the rent for the Timber Lodge restaurants as discussed below. During the same periods, the Partnership recognized interest income of $10,735 and $24,107, respectively. Interest income decreased due to lower money market interest rates in 2008, when compared to the same period in 2007.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        The  tenant  of  the Timber Lodge restaurants  is  making
additional monthly payments to fund a real estate tax escrow account. During the six months ended June 30, 2008, the Partnership received payments of $42,496. During the last seven months of 2007, the Partnership received payments of $63,746. In May 2008, the Partnership paid $42,681 to the taxing authorities for real estate taxes due for the first half of 2008. In October 2007, the Partnership paid $42,497 to the taxing authorities for real estate taxes due for the second half of 2007. The Partnership will hold the remaining funds until future real estate taxes are due and then pay them directly to the taxing authorities. The real estate tax payable represents the balance of the tenant's real estate tax payments that have not been paid to the taxing authorities.

        For the six months ended June 30, 2008 and 2007, while in the liquidation phase, the Partnership incurred Partnership administration expenses from affiliated parties of $30,195 and $46,345, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $12,097 and $14,220, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        At June 30, 2008 and 2007, the Partnership recognized adjustments of estimated values of $1,647 and $302,169, respectively, resulting from adopting the liquidation basis of accounting and recording its assets at estimated net realizable value and liabilities at the amount estimated to be paid.

        On June 26, 2006, Timber Lodge Steakhouse, Inc. ("TLS"), the tenant of the Timber Lodge restaurants filed for Chapter 11 bankruptcy reorganization. In September 2006, TLS submitted a written proposal requesting rent concessions. In February 2007, the Partnership and other owners of the properties signed Lease amendments to reduce the annual rent by 15% for the Rochester property and 10% for the St. Cloud property. As a result of these amendments, TLS submitted a request to the bankruptcy court to assume the Leases. The request was approved by the court. As of June 30, 2008, TLS had paid all rent due under the Leases as amended. Effective August 2008, TLS is engaged in an asset sale to Taher Food Management, a Minneapolis-based food services company. Taher Food is negotiating to assume the Leases and has requested rent concessions for both properties. Until the Lease negotiations are completed, the Partnership cannot reasonable assess the impact any rent concessions would have on the estimated real estate values of the properties. However, if the Partnership and other owners agree to rent concessions, it is likely the estimated real estate values would be reduced for the properties.

        Inflation has had a minimal effect on income from operations. Inflation may cause the real estate to appreciate in value. However, inflation and changing prices may have an adverse impact on the operating margins of the properties' tenants, which could impair their ability to pay rent and
subsequently   reduce   the   Net   Cash   Flow   available   for
distributions.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        During the six months ended June 30, 2008, while in the liquidation phase, the Partnership's Net Assets in Liquidation decreased $51,440 as a result of distributions paid to the Partners in excess of cash generated from operating activities. During the six months ended June 30, 2007, while in the liquidation phase, the Partnership's Net Assets in Liquidation decreased $51,835 as a result of distributions paid to the Partners in excess of cash generated from operating activities.

       The Partnership's primary use of cash flow is distribution payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter.

        For  the  six  months ended June 30, 2008 and  2007,  the
Partnership declared distributions of $84,754 and $88,931, respectively. The Limited Partners received distributions of $81,407 and $81,403 and the General Partners received distributions of $3,347 and $7,528 for the periods, respectively. During the first six months of 2008 and 2007, the Partnership distributed net sale proceeds of $56,970 and $15,152 to the Limited and General Partners, which represented a return of capital of $2.88 and $0.77 per Limited Partnership Unit, respectively. The proceeds were generated from sales completed prior to 2007.

       The continuing rent payments from the properties, together with  cash  generated from property sales, should be adequate  to
fund   continuing   distributions  and  meet  other   Partnership
obligations.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

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

ITEM 1A. RISK FACTORS.

       Not applicable.

ITEM  2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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


Dated:  August 8, 2008        AEI Real Estate Fund XVII
                              Limited Partnership
                              By:  AEI Fund Management XVII, Inc.
                              Its: Managing General Partner



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