Form 10-Q
period 2008-09-30
AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
filed 2008-11-13
CIK 819577

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended:  September 30, 2008

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

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements:

        Statement of Net Assets Available for Liquidation as of September 30, 2008 and December 31, 2007

        Statement of Liquidating Activities for the Periods ended September 30, 2008 and 2007

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

 Item 1A.Risk  Factors

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
        STATEMENT OF NET ASSETS AVAILABLE FOR LIQUIDATION
            SEPTEMBER 30, 2008 AND DECEMBER 31, 2007




                                                   2008          2007

ASSETS:
  Cash and Cash Equivalents                   $   872,264    $   927,152
  Investments in Real Estate                    1,260,000      1,435,000
                                               -----------    -----------
          Total Assets                          2,132,264      2,362,152
                                               -----------    -----------

LIABILITIES:
  Payable to AEI Fund Management, Inc.             11,108          9,820
  Real Estate Taxes Payable                        42,313         21,249
  Distributions Payable                            41,115         41,115
  Unearned Rent                                     9,501              0
                                               -----------    -----------
          Total Liabilities                       104,037         72,184
                                               -----------    -----------
NET ASSETS (PARTNERS' CAPITAL) IN LIQUIDATION,
  including  19,557 Limited Partnership
  Units outstanding                           $ 2,028,227    $ 2,289,968
                                               ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
               STATEMENT OF LIQUIDATING ACTIVITIES
               FOR THE PERIODS ENDED SEPTEMBER 30

                                    Three Months Ended     Nine Months Ended
                                   9/30/08      9/30/07   9/30/08     9/30/07
SOURCES OF ADDITIONAL CASH:
   Rent                          $  28,503   $  32,436  $  93,374  $  105,990
   Real Estate Tax Reimbursements   21,249      25,499     63,745      33,998
  Interest Income                    4,077      11,668     14,812      35,775
                                  ---------   ---------  ---------   ---------
    Total Sources of
     Additional Cash                53,829      69,603    171,931     175,763
                                  ---------   ---------  ---------   ---------
USES OF ADDITIONAL CASH:
  Partnership  Administration -
     Affiliates                     10,089      19,100     43,261      67,219
  Partnership Administration and
     Property Management  -
     Unrelated Parties               2,911       6,901     15,008      20,485
  Real Estate Taxes Paid                 0           0     42,681           0
  Distributions to Partners         42,630      43,711    125,869     442,172
                                  ---------   ---------  ---------   ---------
     Total Uses of
       Additional Cash              55,630      69,712    226,819     529,876
                                  ---------   ---------  ---------   ---------
DECREASE IN NET
  ASSETS IN LIQUIDATION
  BEFORE ADJUSTMENTS                (1,801)       (109)   (54,888)   (354,113)
                                  ---------   ---------  ---------   ---------
ADJUSTMENTS OF ESTIMATED VALUES:
  Increase (Decrease) in Net Realizable values of:
     Receivable                          0           0          0        (636)
     Real Estate                  (175,000)          0   (175,000)          0
     Payable to AEI Fund
       Management, Inc.             (4,265)     (2,032)    (1,288)       (258)
     Real Estate Taxes Payable     (21,249)    (25,499)   (21,064)    (33,998)
     Distributions Payable           1,515         576          0     310,106
     Unearned Rent                  (9,501)          0     (9,501)          0
                                 ---------   ---------  ---------   ---------
      Total Adjustment of
          Estimated Values        (208,500)    (26,955)  (206,853)    275,214
                                 ---------   ---------  ---------   ---------
DECREASE IN NET ASSETS
    IN  LIQUIDATION               (210,301)    (27,064)  (261,741)    (78,899)

BEGINNING NET ASSETS
      IN LIQUIDATION             2,238,528   2,337,913  2,289,968   2,389,748
                                 ---------   ---------  ---------   ---------
ENDING NET ASSETS
    IN  LIQUIDATION             $2,028,227  $2,310,849 $2,028,227  $2,310,849
                                 =========   =========  =========   =========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2008

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


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(2)  Organization - (Continued)

     In September 2007, the Managing General Partner solicited by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. On October 16, 2007, the proposal was approved with a majority of Units voted in favor of the proposal. As a result, the Managing General Partner will proceed with the planned liquidation of the Partnership. If the Partnership sells its remaining property in 2008, the Partnership anticipates liquidation to occur by December 31, 2008. However, it is unlikely that the property will be sold in 2008, so liquidation probably will occur in 2009.

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

(3)  Investments in Real Estate -

     Effective with the decision to liquidate, the carrying amounts of assets and liabilities were adjusted from their historical bases to the amounts of cash expected from their realization and settlement. Because of the expected short liquidation period, the effects of discounting would not be significant and have been ignored. At September 30, 2008 and December 31, 2007, the estimated real estate values were based upon comparable sales of similar properties. It is reasonably possible that the amounts expected to be realized in the liquidation process may change in the near term.

     On June 26, 2006, Timber Lodge Steakhouse, Inc. ("TLS"), the tenant of the Timber Lodge restaurants filed for Chapter 11 bankruptcy reorganization. In September 2006, TLS submitted a written proposal requesting rent concessions. In February 2007, the Partnership and other owners of the properties signed Lease amendments to reduce the annual rent by 15% for the Rochester property and 10% for the St. Cloud property. As a result of these amendments, TLS submitted a request to the bankruptcy court to assume the Leases. The request was approved by the court. Through June 30, 2008, TLS paid all rent due under the Leases as amended.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     In August 2008, TLS completed an asset sale to Timberlodge Steakhouse Acquisition, LLC ("TSA"), a subsidiary of Taher Food Management, a Minneapolis-based food services company. After the asset sale, TLS reported to its creditors that it was insolvent and would be unable to pay amounts owed to unsecured creditors. As a result, the Partnership will not be able to collect the July rent for the properties. In exchange for a rent reduction of approximately 12%, TSA entered into Lease amendments, effective August 1, 2008, for both properties and assumed the responsibilities of the tenant. At September 30, 2008, based on the Lease amendments and an analysis of market conditions in the area, the Partnership recognized a $175,000 adjustment to decrease the estimated net realizable value of the properties.

     During  the  first  nine  months  of  2008  and  2007,   the
     Partnership distributed net sale proceeds of $98,081 and $36,061 to the Limited and General Partners, which represented a return of capital of $4.96 and $1.83 per Limited Partnership Unit, respectively. The proceeds were generated from sales completed prior to 2007.

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

ITEM 2. MANAGEMENT'S  DISCUSSION  AND  ANALYSIS   OF   FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

        This section contains "forward looking statements" which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters. These, and other forward looking statements, should be evaluated in the context of a number of factors that may affect the Partnership's financial condition and results of operations, including the following:

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

       Effective October 1, 2005, the Partnership adopted the liquidation basis of accounting because the General Partners anticipated the liquidation of the Partnership during 2006. The timetable for final disposition of the assets was delayed when the tenant in two of the Partnership's remaining properties filed for Chapter 11 bankruptcy reorganization on June 26, 2006. While the tenant was in bankruptcy, the General Partners believed it would have been difficult to find a buyer that would have paid a fair value for the properties. In 2008, the tenant again experienced financial difficulties which made it harder to sell the properties. The General Partners now anticipate liquidation to occur during 2009. In accordance with the liquidation basis of accounting, assets are recorded at their estimated net realizable value (the amount of cash expected to be received) and liabilities are recorded at the amount estimated to be paid to creditors and Partners. At September 30, 2008, the estimated real estate values were based upon comparable sales of similar properties. Any changes in these estimates could cause material changes in the net assets in liquidation.

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

Results of Operations

        For the nine months ended September 30, 2008 and 2007, while in the liquidation phase, the Partnership recognized rental income of $93,374 and $105,990, respectively. In 2008, rental income decreased due to lease amendments that reduced the rent for the Timber Lodge restaurants as discussed below. During the same periods, the Partnership recognized interest income of $14,812 and $35,775, respectively. Interest income decreased due to lower money market interest rates in 2008, when compared to the same period in 2007.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        The  tenant  of  the Timber Lodge restaurants  is  making
additional monthly payments to fund a real estate tax escrow account. During the nine months ended September 30, 2008, the Partnership received payments of $63,745. During the last seven months of 2007, the Partnership received payments of $63,746. In May 2008, the Partnership paid $42,681 to the taxing authorities for real estate taxes due for the first half of 2008. In October 2007, the Partnership paid $42,497 to the taxing authorities for real estate taxes due for the second half of 2007. The Partnership will hold the remaining funds until future real estate taxes are due and then pay them directly to the taxing authorities. The real estate tax payable represents the balance of the tenant's real estate tax payments that have not been paid to the taxing authorities.

        For  the  nine months ended September 30, 2008 and  2007,
while in the liquidation phase, the Partnership incurred Partnership administration expenses from affiliated parties of $44,549 and $67,477, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $15,008 and $21,121, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

       At September 30, 2008 and 2007, the Partnership recognized adjustments of estimated values of ($206,853) and $275,214, respectively, resulting from adopting the liquidation basis of accounting and recording its assets at estimated net realizable value and liabilities at the amount estimated to be paid.

        On June 26, 2006, Timber Lodge Steakhouse, Inc. ("TLS"), the tenant of the Timber Lodge restaurants filed for Chapter 11 bankruptcy reorganization. In September 2006, TLS submitted a written proposal requesting rent concessions. In February 2007, the Partnership and other owners of the properties signed Lease amendments to reduce the annual rent by 15% for the Rochester property and 10% for the St. Cloud property. As a result of these amendments, TLS submitted a request to the bankruptcy court to assume the Leases. The request was approved by the court. Through June 30, 2008, TLS paid all rent due under the Leases as amended.

       In August 2008, TLS completed an asset sale to Timberlodge Steakhouse Acquisition, LLC ("TSA"), a subsidiary of Taher Food Management, a Minneapolis-based food services company. After the asset sale, TLS reported to its creditors that it was insolvent and would be unable to pay amounts owed to unsecured creditors. As a result, the Partnership will not be able to collect the July rent for the properties. In exchange for a rent reduction of approximately 12%, TSA entered into Lease amendments, effective August 1, 2008, for both properties and assumed the responsibilities of the tenant. At September 30, 2008, based on the Lease amendments and an analysis of market conditions in the area, the Partnership recognized a $175,000 adjustment to decrease the estimated net realizable value of the properties.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

        In September 2007, the Managing General Partner solicited by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership
Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. On October 16, 2007, the proposal was approved with a majority of Units voted in favor of the proposal. As a result, the Managing General Partner will proceed with the planned liquidation of the Partnership. If the Partnership sells its remaining property in 2008, the Partnership anticipates liquidation to occur by December 31, 2008. However, it is unlikely that the property will be sold in 2008, so liquidation probably will occur in 2009.

        During the nine months ended September 30, 2008, while in the liquidation phase, the Partnership's Net Assets in Liquidation decreased $261,741 as a result of distributions paid to the Partners in excess of cash generated from operating activities and a decrease in the estimated net realizable value of property. During the nine months ended September 30, 2007, while in the liquidation phase, the Partnership's Net Assets in Liquidation decreased $78,899 as a result of distributions paid to the Partners in excess of cash generated from operating activities.

       The Partnership's primary use of cash flow is distribution payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter.

       For the nine months ended September 30, 2008 and 2007, the Partnership declared distributions of $125,869 and $132,066, respectively. The Limited Partners received distributions of $122,111 and $122,106 and the General Partners received distributions of $3,758 and $9,960 for the periods, respectively. During the first nine months of 2008 and 2007, the Partnership distributed net sale proceeds of $98,081 and $36,061 to the Limited and General Partners, which represented a return of capital of $4.96 and $1.83 per Limited Partnership Unit, respectively. The proceeds were generated from sales completed prior to 2007.

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

                   PART II - OTHER INFORMATION
                           (Continued)

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


Dated:  November 7, 2008      AEI Real Estate Fund XVII
                              Limited Partnership
                              By:  AEI Fund Management XVII, Inc.
                              Its: Managing General Partner



                              By: ROBERT P JOHNSON
                                  ROBERT P JOHNSON
                                  President
                                  (Principal Executive Officer)



                              By: PATRICK W KEENE
                                  PATRICK W KEENE
                                  Chief Financial Officer
                                  (Principal Accounting Officer)