Form 10-K
period 2008-12-31
AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
filed 2009-03-30
CIK 819577

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

 Annual Report Pursuant to Section 13 or 15(d) of The Securities
                      Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2008

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

Securities registered pursuant to Section 12(b) of the Act:
   Title of each class        Name of each exchange on which registered
         None                                 None

Securities registered pursuant to Section 12(g) of the Act:
                      Limited Partnership Units
                         (Title of class)

Indicate by check mark if the registrant is a well-known seasoned
issuer, as defined in Rule 405 of the Securities Act.  Yes   No [X]

Indicate by check mark if the registrant is not required to  file reports pursuant to Section 13 or
Section 15(d) of the Exchange Act.    Yes   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
   Large accelerated filer          Accelerated filer
   Non-accelerated  filer           Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell  company
(as defined in Rule 12b-2 of the Act).  Yes    No [X]

As of June 30, 2008, there were 19,514.402 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $19,514,402.

               DOCUMENTS INCORPORATED BY REFERENCE
 The registrant has not incorporated any documents by reference into this report.

                             PART I

ITEM 1.   BUSINESS.

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

        In September 2007, the Managing General Partner solicited by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership
Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. On October 16, 2007, the proposal was approved with a majority of Units voted in favor of the proposal. As a result, the Managing General Partner will proceed with the planned liquidation of the Partnership. If the Partnership sells its remaining property in 2009, the Partnership anticipates liquidation to occur by December 31, 2009.

Leases

        At December 31, 2008, the Partnership owns two remaining property interests that are leased to the same tenant under triple net leases, classified as operating leases. Under a triple net lease, the tenant is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses for the property. The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases.

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

ITEM 1A.  RISK FACTORS.

       Not required for a smaller reporting company.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

       Not required for a smaller reporting company.

ITEM 2.   PROPERTIES.

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

Description of Properties

       The Partnership's properties are commercial, single tenant buildings that were acquired on a debt-free basis The
Partnership holds an undivided fee simple interest in the properties. At any time prior to selling the properties, the Partnership may mortgage one or more of its properties in amounts not exceeding 50% of the fair market value of the property.

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

ITEM 2.   PROPERTIES.  (Continued)

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2008.

                      Total Property                  Annual
              Purchase  Acquisition                    Lease   Annual Rent
Property        Date      Costs      Tenant           Payment  Per Sq. Ft.

Timber Lodge
  Steakhouse  Restaurant             Timberlodge
  St. Cloud, MN                       Steakhouse
  (1.9949%)    11/18/97  $   31,970 Acquisition, LLC  $ 2,633    $ 18.90

Timber Lodge
  Steakhouse Restaurant               Timberlodge
  Rochester, MN                        Steakhouse
  (65.5178%)     9/3/98  $1,251,894 Acquisition, LLC  $111,380   $ 24.35

        The Partnership owns the partial interests shown above in the Timber Lodge restaurants. The remaining interests are owned by unrelated third parties. The Partnership accounts for properties owned as tenants-in-common with unrelated third parties using the proportionate consolidation method. Each tenant-in-common owns a separate, undivided interest in the properties. Any tenant-in-common that holds more than a 50% interest does not control decisions over the other tenant-in-common interests. The financial statements reflect only this Partnership's percentage share of the properties' land, building and equipment, liabilities, revenues and expenses.

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

        At December 31, 2008, both properties listed above were 100% occupied.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-
        HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        (a) As of December 31, 2008, there were 1,784 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

        Cash distributions of $4,674 and $10,371 were made to the General Partners and $162,814 and $162,810 were made to the Limited Partners for 2008 and 2007, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed net sale proceeds of $132,800 and $76,400 in 2008 and 2007, respectively.

       (b) Not applicable.

        (c) Pursuant to Section 7.7 of the Partnership Agreement, as amended, each Limited Partner has the right to present Units to the Partnership for purchase by submitting notice to the Managing General Partner. The purchase price of the Units is equal to 90% of the net asset value per Unit as determined by the Managing General Partner in accordance with the provisions of the Partnership Agreement. Units tendered to the Partnership are redeemed at the purchase price established for the quarter in which the Partnership received a notice at least 60 days prior to the repurchase dates of January 1st, April 1st, July 1st and October 1st subject to the following limitations. The Partnership is not obligated to purchase in any year more than 5% of the number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the
Partnership. During the last three months of 2008, the Partnership did not purchase any Units.

ITEM 6.   SELECTED FINANCIAL DATA.

       Not required for a smaller reporting company.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION  AND RESULTS OF OPERATIONS.

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

        Effective October 1, 2005, the Partnership adopted the liquidation basis of accounting because the General Partners anticipated the liquidation of the Partnership during 2006. The timetable for final disposition of the assets was delayed when the tenant in two of the Partnership's remaining properties filed for Chapter 11 bankruptcy reorganization on June 26, 2006. While the tenant was in bankruptcy, the General Partners believed it would have been difficult to find a buyer that would have paid a fair value for the properties. In 2008, the tenant again experienced financial difficulties which made it harder to sell the properties. The General Partners now anticipate liquidation to occur during 2009. In accordance with the liquidation basis of accounting, assets are recorded at their estimated net realizable value (the amount of cash expected to be received) and liabilities are recorded at the amount estimated to be paid to creditors and Partners. At December 31, 2008, the estimated real estate values were based upon comparable sales of similar properties. Any changes in these estimates could cause material changes in the net assets in liquidation.

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

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

         Management   of  the  Partnership  has   discussed   the
development and selection of the above accounting estimates and the management discussion and analysis disclosures regarding them with the managing partner of the Partnership.

Results of Operations

        For the years ended December 31, 2008 and 2007, while in the liquidation phase, the Partnership recognized rental income of $112,376 and $138,425, respectively. In 2008, rental income decreased due to lease amendments that reduced the rent for the Timber Lodge restaurants as discussed below. During the same periods, the Partnership recognized interest income of $17,778 and $45,487, respectively. Interest income decreased due to lower money market interest rates in 2008, when compared to 2007.

        The  tenant  of  the Timber Lodge restaurants  is  making
additional monthly payments to fund a real estate tax escrow account. During the years ended December 31, 2008 and 2007, the Partnership received payments of $77,911 and $63,746, respectively. In May and October 2008, the Partnership paid a total of $85,362 to the taxing authorities for real estate taxes due for 2008. In October 2007, the Partnership paid $42,497 to the taxing authorities for real estate taxes due for the second half of 2007. The Partnership will hold the remaining funds until future real estate taxes are due and then pay them directly to the taxing authorities. The real estate tax payable represents the balance of the tenant's real estate tax payments that have not been paid to the taxing authorities.

        For the years ended December 31, 2008 and 2007, while in the liquidation phase, the Partnership incurred Partnership administration expenses from affiliated parties of $60,952 and $86,115, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $18,312 and $24,396, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        At December 31, 2008 and 2007, the Partnership recognized adjustments of estimated values of ($167,730) and $291,811, respectively, resulting from adopting the liquidation basis of accounting and recording its assets at estimated net realizable value and liabilities at the amount estimated to be paid.

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

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

         Management believes inflation has not significantly affected income from operations. Leases may contain rent increases, based on the increase in the Consumer Price Index over a specified period, which will result in an increase in rental income over the term of the leases. Inflation also may cause the real estate to appreciate in value. However, inflation and changing prices may have an adverse impact on the operating margins of the properties' tenants, which could impair their ability to pay rent and subsequently reduce the Net Cash Flow available for distributions.

Liquidity and Capital Resources

        In September 2007, the Managing General Partner solicited by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership
Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. On October 16, 2007, the proposal was approved with a majority of Units voted in favor of the proposal. As a result, the Managing General Partner will proceed with the planned liquidation of the Partnership. If the Partnership sells its remaining property in 2009, the Partnership anticipates liquidation to occur by December 31, 2009.

        During the year ended December 31, 2008, while in the liquidation phase, the Partnership's Net Assets in Liquidation decreased $291,598 as a result of distributions paid to the Partners in excess of cash generated from operating activities and a decrease in the estimated net realizable value of property. During the year ended December 31, 2007, while in the liquidation phase, the Partnership's Net Assets in Liquidation decreased $99,780 as a result of distributions paid to the Partners in excess of cash generated from operating activities.

       The Partnership's primary use of cash flow is distribution payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter.

        For the years ended December 31, 2008 and 2007, the Partnership declared distributions of $167,488 and $173,181, respectively. The Limited Partners received distributions of $162,814 and $162,810 and the General Partners received distributions of $4,674 and $10,371 for the years, respectively. During 2008 and 2007, the Partnership distributed net sale proceeds of $134,141 and $77,172 to the Limited and General Partners, which represented a return of capital of $6.79 and $3.91 per Limited Partnership Unit, respectively. The proceeds were generated from sales completed prior to 2007.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       The continuing rent payments from the properties, together with the Partnership's cash reserve, should be adequate to fund continuing distributions and meet other Partnership obligations.

The Economy and Market Conditions

       The impact of conditions in the current economy, including the turmoil in the credit markets, has adversely affected many real estate companies. However, the absence of mortgage financing on the Partnership's properties eliminates the risks of foreclosure and debt-refinancing that can negatively impact the value and distributions of leveraged real estate companies. Nevertheless, a prolonged economic downturn may adversely affect the operations of the Partnership's tenant and its cash flows. If the tenant were to default on its lease obligations, the Partnership's income would decrease, its distributions would likely be reduced and the value of its properties might decline.

        Beginning in the fourth quarter of 2008, general economic conditions caused the volume of property sales to slow dramatically for all real estate sellers. These conditions may make it more difficult for the Partnership to sell its remaining properties at acceptable prices, which it must do in order to complete its liquidation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       Not required for a smaller reporting company.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       See accompanying index to financial statements.






          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Registered Public Accounting Firm   11

Statement of Net Assets Available for Liquidation
  at December 31, 2008 and 2007                           12

Statement of Liquidating Activities for the
  Years Ended December 31, 2008 and 2007                  13

Notes to Financial Statements
                                                     14 - 21



     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners:
AEI Real Estate Fund XVII Limited Partnership
St. Paul, Minnesota


      We have audited the accompanying statements of net assets available for liquidation of AEI Real Estate Fund XVII Limited Partnership (a Minnesota limited partnership) as of December 31, 2008 and 2007, and the related statements of liquidating activities for each of the years then ended. The Partnership's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      As described in the Notes to the financial statements, the General Partners of AEI Real Estate Fund XVII Limited Partnership anticipate the liquidation of the Partnership during 2009. Because liquidation was imminent, the Partnership changed its basis of accounting after September 30, 2005, from the going concern basis to the liquidation basis.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for liquidation of AEI Real Estate Fund XVII Limited Partnership as of December 31, 2008 and 2007, and the change in net assets in liquidation for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.




                             Boulay,  Heutmaker, Zibell  & Co. P.L.L.P.
                                   Certified Public Accountants

Minneapolis, Minnesota
March 26, 2009

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
        STATEMENT OF NET ASSETS AVAILABLE FOR LIQUIDATION
                   DECEMBER 31, 2008 AND 2007



                                                     2008            2007

ASSETS:
  Cash                                          $   803,284      $   927,152
  Investments in Real Estate                      1,260,000        1,435,000
                                                 -----------      -----------
          Total Assets                            2,063,284        2,362,152
                                                 -----------      -----------

LIABILITIES:
  Payable to AEI Fund Management, Inc.                9,497            9,820
  Real Estate Taxes Payable                          13,798           21,249
  Distributions Payable                              41,619           41,115
                                                 -----------      -----------
          Total Liabilities                          64,914           72,184
                                                 -----------      -----------
NET ASSETS (PARTNERS' CAPITAL) IN LIQUIDATION,
  including 19,557 Limited Partnership Units
  outstanding                                   $ 1,998,370      $ 2,289,968
                                                 ===========      ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
               STATEMENT OF LIQUIDATING ACTIVITIES
                 FOR THE YEARS ENDED DECEMBER 31



                                                       2008          2007

SOURCES OF ADDITIONAL CASH:
  Rent                                             $   112,376   $   138,425
  Real Estate Tax Reimbursements                        77,911        63,746
  Interest Income                                       17,778        45,487
                                                    -----------   -----------
      Total Sources of Additional Cash                 208,065       247,658
                                                    -----------   -----------
USES OF ADDITIONAL CASH:
  Partnership Administration - Affiliates               61,275        87,685
  Partnership Administration and Property
     Management - Unrelated Parties                     18,312        23,760
  Real Estate Taxes Paid                                85,362        42,497
  Distributions to Partners                            166,984       485,307
                                                    -----------   -----------
      Total Uses of Additional Cash                    331,933       639,249
                                                    -----------   -----------
DECREASE IN NET ASSETS IN LIQUIDATION
   BEFORE ADJUSTMENTS                                 (123,868)     (391,591)
                                                    -----------   -----------
ADJUSTMENTS OF ESTIMATED VALUES:
  Increase (Decrease) in Net Realizable values of:
     Receivables                                             0          (636)
     Real Estate                                      (175,000)            0
     Payable to AEI Fund Management, Inc.                  323         1,570
     Real Estate Taxes Payable                           7,451       (21,249)
     Distributions Payable                                (504)      312,126
                                                    -----------   -----------
       Total  Adjustment of Estimated Values          (167,730)      291,811
                                                    -----------   -----------

DECREASE IN NET ASSETS IN LIQUIDATION                 (291,598)      (99,780)

BEGINNING NET ASSETS IN LIQUIDATION                  2,289,968     2,389,748
                                                    -----------   -----------
ENDING NET ASSETS IN LIQUIDATION                   $ 1,998,370   $ 2,289,968
                                                    ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(1)  Organization -

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

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

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

     In September 2007, the Managing General Partner solicited by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. On October 16, 2007, the proposal was approved with a majority of Units voted in favor of the proposal. As a result, the Managing General Partner will proceed with the planned liquidation of the Partnership. If the Partnership sells its remaining property in 2009, the Partnership anticipates liquidation to occur by December 31, 2009.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

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

     Cash Concentrations of Credit Risk

       The Partnership's cash is deposited in one financial institution and at times during the year it may exceed
       FDIC insurance limits.

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

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

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

     Real Estate

       The Partnership's real estate is leased under triple net leases, classified as operating leases. The leases provide for base annual rental payments payable in monthly installments. The Partnership recognizes rental revenue according to the terms of the individual leases. For leases that contain stated rental increases, the increases are recognized in the year in which they are effective. Contingent rental payments are recognized when the contingencies on which the payments are based are satisfied and the rental payments become due under the terms of the leases.

       The Partnership accounts for properties owned as tenants-in-common with affiliated entities and/or unrelated third parties using the proportionate consolidation method. Each tenant-in-common owns a separate, undivided interest in the properties. Any tenant-in-common that holds more than a 50% interest does not control decisions over the other tenant-in-common interests. The financial statements reflect only this Partnership's percentage share of the properties' land, building and equipment, liabilities, revenues and expenses.

       The Partnership's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located. These laws could require the Partnership to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found. For each property, an environmental assessment is completed prior to acquisition. In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant's business such as use of cleaning  supplies)  in violation  of  applicable  law  to restrict environmental and other damage. Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated. There were no environmental issues noted or liabilities recorded at December 31, 2008 and 2007.


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

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

(3)  Related Party Transactions -

     AEI and AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                         Total Incurred by the Partnership
                                          for the Years Ended December 31

                                                          2008         2007
a.AEI and AFM are reimbursed for all costs incurred in
  connection with managing the Partnership's operations,
  maintaining the Partnership's books and communicating
  with the Limited Partners.                            $  60,952  $  86,115
                                                         ========   ========
b.AEI and AFM are reimbursed for all direct expenses they
  have paid on the Partnership's behalf to third parties
  relating to Partnership administration and property
  management.  These expenses included printing costs,
  legal and filing fees, direct administrative costs,
  outside audit costs, taxes, insurance and other
  property  costs.                                      $  18,312  $  24,396
                                                         ========   ========

     The  payable  to  AEI Fund Management, Inc.  represents  the
     balance  due for the services described in 3a and  b.   This
     balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(4)  Investments in Real Estate -

     The   Partnership  leases  its  properties  to   Timberlodge
     Steakhouse Acquisition, LLC under triple net leases, classified as operating leases. Under a triple net lease, the tenant is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses for the property. The Lease expires on October 31, 2017 for the St. Cloud restaurant and on October 31, 2018 for the Rochester restaurant. The leases provide the tenant with two five-year renewal options subject to the same terms and conditions as the primary term.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(4)  Investments in Real Estate - (Continued)

     The Partnership's properties are commercial, single-tenant buildings. The St. Cloud restaurant was constructed and acquired in 1997. The Rochester restaurant was constructed and acquired in 1998. There have been no costs capitalized as improvements subsequent to the acquisitions.

     Effective with the decision to liquidate, the carrying amounts of assets and liabilities were adjusted from their historical bases to the amounts of cash expected from their realization and settlement. Because of the expected short liquidation period, the effects of discounting would not be significant and have been ignored. At December 31, 2008 and 2007, the estimated real estate values were based upon comparable sales of similar properties. It is reasonably possible that the amounts expected to be realized in the liquidation process may change in the near term.

     The historical cost and related accumulated depreciation and
     estimated  net  realizable  values  of  the  properties   at
     December 31, 2008 are as follows:

                  Historical Cost Basis                      Liquidation Basis
                          Buildings and          Accumulated   Net Realizable
Property           Land     Equipment   Total    Depreciation      Value

Timber Lodge Steakhouse,
 St. Cloud, MN  $   6,969 $   25,001  $   31,970  $   6,835     $   29,000

Timber Lodge Steakhouse,
 Rochester, MN    276,010    975,884   1,251,894    256,924      1,231,000
                 --------  ---------   ---------   ---------     ---------
                $ 282,979 $1,000,885  $1,283,864  $ 263,759     $1,260,000
                 ========  =========   =========   =========     =========

     The Partnership owns a 1.9949% interest in the St. Cloud restaurant and a 65.5178% interest in the Rochester restaurant. The remaining interests in these properties are owned by unrelated third parties, who own the property with the Partnership as tenants-in-common.

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

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(4)  Investments in Real Estate - (Continued)

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

     During 2008 and 2007, the Partnership distributed net sale proceeds of $134,141 and $77,172 to the Limited and General Partners, which represented a return of capital of $6.79 and $3.91 per Limited Partnership Unit, respectively. The proceeds were generated from sales completed prior to 2007.

     For the above properties, the minimum future rent payments required by the leases are as follows:

                       2009           $  114,013
                       2010              114,013
                       2011              117,770
                       2012              136,777
                       2013              138,148
                       Thereafter        684,266
                                       ----------
                                      $1,304,987
                                       ==========

     There were no contingent rents recognized in 2008 and 2007.

(6)  Partners' Capital -

     For the years ended December 31, 2008 and 2007, the Partnership declared distributions of $167,488 and $173,181, respectively. The Limited Partners received distributions of $162,814 and $162,810 and the General Partners received distributions of $4,674 and $10,371 for the years, respectively. The Limited Partners' distributions represent $8.33 and $8.32 per Limited Partnership Unit outstanding using 19,557 weighted average Units in 2008 and 2007.

     As part of the Limited Partner distributions discussed above, the Partnership distributed net sale proceeds of $132,800 and $76,400 in 2008 and 2007, respectively.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $-
     0- per original $1,000 invested.


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(7)  Income Taxes -

     With  the  change in the Partnership's basis  of  accounting from  the  going  concern  basis to the  liquidation  basis, effective October 1, 2005, the Partnership no longer reports
     Net   Income   after  this  date.   The   following   is   a
     reconciliation   of  net  income  for  financial   reporting
     purposes  to income reported for federal income tax purposes for the years ended December 31:
                                                      2008           2007
     Net Income for Financial Reporting
      Purposes - Going Concern Basis               $        0    $        0

     Decrease in Net Assets in Liquidation
      Before Adjustment                              (123,868)     (391,591)

     Liquidation Basis of Accounting Not
      Recognized for Tax Reporting Purposes           174,758       464,992

     Depreciation for Tax Purposes Over
       Depreciation for Financial Reporting Purposes  (26,486)      (26,481)

     Income Accrued for Tax Purposes Under
       Income for Financial Reporting Purposes              0       (12,461)
                                                    ----------    ----------
           Taxable Income to Partners              $   24,404    $   34,459
                                                    ==========    ==========

     The   following  is  a  reconciliation  of  Net  Assets   in
     Liquidation  for financial reporting purposes  to  Partners'
     capital  reported  for federal income tax purposes  for  the years ended December 31:
                                                        2008           2007
     Net Assets in Liquidation / Partners' Capital
      for Financial Reporting Purposes               $1,998,370    $2,289,968

     Adjusted Tax Basis of Investments in Real Estate
      Under Investments in Real Estate
      for Financial Reporting Purposes                 (288,987)     (437,501)

     Syndication Costs Treated as Reduction
       of Capital for Financial Reporting Purposes    3,149,158     3,149,158
                                                      ----------    ----------
        Partners'Capital for Tax Reporting Purposes  $4,858,541    $5,001,625
                                                      ==========    ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

ITEM 9AT.CONTROLS AND PROCEDURES.

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

       (b)  Internal Control Over Financial Reporting.

       (i) Management's Report on Internal Control Over Financial Reporting. The Managing General Partner, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management of the Managing General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the
Partnership's assets that could have a material effect on the financial statements.

        Management of the Managing General Partner performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, management of the Managing General Partner determined that our internal control over financial reporting was effective as of December 31, 2008 based on the criteria in Internal Control-Integrated Framework issued by the COSO.

ITEM 9AT.CONTROLS AND PROCEDURES.  (Continued)

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

ITEM 9B.  OTHER INFORMATION.

       None.


                            PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

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

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
          (Continued)

        Robert P. Johnson, age 64, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in July 1987, and has been elected to continue in these positions until December 2009. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in ten limited partnerships and a managing member in five LLCs.

        Patrick W. Keene, age 49, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2009. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2008. Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2008 fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION.

        The General Partner and affiliates are reimbursed at cost for all services performed on behalf of the registrant and for all third party expenses paid on behalf of the registrant. The cost for services performed on behalf of the registrant is actual time spent performing such services plus an overhead burden. These services include organizing the registrant and arranging for the offer and sale of Units, reviewing properties for acquisition and rendering administrative, property management and property sales services. The amount and nature of such payments are detailed in Item 13 of this annual report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2009:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2008 and 2007.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.  (Continued)

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

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid by the Partnership, (ii) the cumulative property management fees allowed by the Guidelines but not paid,
(iii)  any real estate commission allowed by the Guidelines,  and
(iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The administrative expenses not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 2008, the cumulative reimbursements to the General Partners and their affiliates did not exceed those amounts.

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties through the period from inception through December 31, 2008.

Person or Entity                                     Amount Incurred From
 Receiving                Form and Method       Inception (February 10, 1988)
Compensation              of Compensation            To December 31, 2008

AEI Securities, Inc.   Selling Commissions equal to 8%      $2,338,870
                       of proceeds plus a 2% nonaccountable
                       expense allowance, most of which was
                       reallowed to Participating Dealers.

General Partners and   Reimbursement at Cost for other      $  815,886
Affiliates             Organization and Offering Costs.

General Partners and   Reimbursement at Cost for all        $  852,117
Affiliates             Acquisition Expenses.

General Partners and   Reimbursement at Cost for all        $4,694,136
Affiliates             Administrative Expenses attributable
                       to the Fund, including all expenses
                       related to management of the Fund's
                       properties and all other transfer agency, reporting, partner relations and other administrative functions.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.  (Continued)

Person or Entity                                     Amount Incurred From
 Receiving                Form and Method       Inception (February 10, 1988)
Compensation              of Compensation            To December 31, 2008

General Partners and   Reimbursement at Cost for all        $  622,916
Affiliates             expenses related  to the disposition
                       of the Fund's properties.

General Partners       1% of Net Cash Flow in any fiscal    $  292,621
                       year until the Limited Partners have
                       received annual, non-cumulative
                       distributions of Net Cash Flow  equal
                       to 10% of their Adjusted Capital
                       Contributions and 10% of any remaining
                       Net Cash Flow in such fiscal year.

General Partners       15% of distributions of Net Proceeds $  242,893
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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The following is a summary of the fees billed to the Partnership by Boulay, Heutmaker, Zibell & Co. P.L.L.P. for professional services rendered for the years ended December 31, 2008 and 2007:

     Fee Category                              2008        2007

     Audit Fees                           $   8,600     $  8,050
     Audit-Related Fees                           0            0
     Tax Fees                                     0            0
     All Other Fees                               0            0
                                           ---------     --------
          Total Fees                      $   8,600     $  8,050
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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.  (Continued)

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


                             PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

       (a) (1) A list of the financial statements contained herein is set forth on page 10.

       (a) (2) Schedules are omitted because of the absence of conditions under which they are required or because the required information is presented in the financial statements or related notes.

       (a) (3) The Exhibits filed in response to Item 601 of
               Regulation S-K are listed below.

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

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          AEI REAL ESTATE FUND XVII
                          Limited Partnership
                          By: AEI Fund Management XVII, Inc.
                              Its Managing General Partner


March 26, 2009            By: /s/ Robert P Johnson
                                  Robert P. Johnson, President and Director
                                   (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                               Title                         Date


/s/ Robert P Johnson  President (Principal Executive Officer)  March 26, 2009
    Robert P. Johnson and Sole Director of Managing General
                      Partner

/s/ Patrick W Keene   Chief Financial Officer and Treasurer    March 26, 2009
    Patrick W. Keene  (Principal Accounting Officer)