Form 10-Q
period 2009-03-31
AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
filed 2009-05-14
CIK 819577

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                                          Yes    No

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

                              INDEX


Part I - Financial Information

 Item 1.  Financial Statements:

            Statement of Net Assets Available for Liquidation
             as of March 31, 2009 and December 31, 2008

            Statement of Liquidating Activities for the
             Three Months ended March 31, 2009 and 2008

            Notes to Financial Statements

 Item 2.  Management's Discussion and Analysis  of  Financial
            Condition and Results of Operations

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk

 Item 4.  Controls and Procedures

Part II - Other Information

 Item 1.  Legal Proceedings

 Item 1A. Risk Factors

 Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3.  Defaults Upon Senior Securities

 Item 4.  Submission of Matters to a Vote of Security Holders

 Item 5.  Other Information

 Item 6.  Exhibits

Signatures

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
        STATEMENT OF NET ASSETS AVAILABLE FOR LIQUIDATION
              MARCH 31, 2009 AND DECEMBER 31, 2008




                                                 2009          2008

ASSETS:
   Cash                                     $   792,542    $   803,284
   Investments in Real Estate                 1,260,000      1,260,000
                                             -----------    -----------
          Total Assets                        2,052,542      2,063,284
                                             -----------    -----------

LIABILITIES:
  Payable to AEI Fund Management, Inc.           10,468          9,497
  Real Estate Taxes Payable                      35,046         13,798
  Distributions Payable                          35,364         41,619
                                             -----------    -----------
          Total Liabilities                      80,878         64,914
                                             -----------    -----------

NET ASSETS (PARTNERS' CAPITAL) IN LIQUIDATION,
  including 19,557 Limited Partnership
  Units outstanding                         $ 1,971,664    $ 1,998,370
                                             ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
               STATEMENT OF LIQUIDATING ACTIVITIES
               FOR THE THREE MONTHS ENDED MARCH 31



                                                 2009           2008

SOURCES OF ADDITIONAL CASH:
  Rent                                      $    28,503    $    32,435
  Real Estate Tax Reimbursements                 21,248         21,248
  Interest Income                                 2,126          6,758
                                             -----------    -----------
      Total Sources of Additional Cash           51,877         60,441
                                             -----------    -----------

USES OF ADDITIONAL CASH:
  Partnership Administration - Affiliates        14,237         20,513
  Partnership Administration and Property
     Management - Unrelated Parties               6,763          6,436
  Distributions Paid to Partners                 41,619         41,115
                                             -----------    -----------
      Total Uses of Additional Cash              62,619         68,064
                                             -----------    -----------
DECREASE IN NET ASSETS IN LIQUIDATION
  BEFORE ADJUSTMENTS                            (10,742)        (7,623)
                                             -----------    -----------

ADJUSTMENTS OF ESTIMATED VALUES:
  Change in Net Realizable Values of:
     Payable to AEI Fund Management, Inc.          (971)         4,294
     Real Estate Taxes Payable                  (21,248)       (21,248)
     Distributions Payable                        6,255         (1,009)
                                             -----------    -----------
      Total Adjustment of Estimated Values      (15,964)       (17,963)
                                             -----------    -----------

DECREASE IN NET ASSETS IN LIQUIDATION           (26,706)       (25,586)

BEGINNING NET ASSETS IN LIQUIDATION           1,998,370      2,289,968
                                             -----------    -----------
ENDING NET ASSETS IN LIQUIDATION            $ 1,971,664    $ 2,264,382
                                             ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2009

(1) The condensed statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements. The adjustments made to these condensed statements consist only of normal recurring adjustments. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the registrant's latest annual report on Form 10-K.

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

(3)  Investments in Real Estate -

     Effective with the decision to liquidate, the carrying amounts of assets and liabilities were adjusted from their historical bases to the amounts of cash expected from their realization and settlement. Because of the expected short liquidation period, the effects of discounting would not be significant and have been ignored. At March 31, 2009 and December 31, 2008, the estimated real estate values were based upon comparable sales of similar properties. It is reasonably possible that the amounts expected to be realized in the liquidation process may change in the near term.

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

     During  the  first  three  months  of  2009  and  2008,  the
     Partnership distributed net sale proceeds of $24,242 and $31,010 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $1.23 and $1.57 per Limited Partnership Unit, respectively. The proceeds were generated from sales completed prior to 2007.

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

        Effective October 1, 2005, the Partnership adopted the liquidation basis of accounting because the General Partners anticipated the liquidation of the Partnership during 2006. The timetable for final disposition of the assets was delayed when the tenant in two of the Partnership's remaining properties filed for Chapter 11 bankruptcy reorganization on June 26, 2006. While the tenant was in bankruptcy, the General Partners believed it would have been difficult to find a buyer that would have paid a fair value for the properties. In 2008, the tenant again experienced financial difficulties which made it harder to sell the properties. The General Partners now anticipate liquidation to occur during 2009. In accordance with the liquidation basis of accounting, assets are recorded at their estimated net realizable value (the amount of cash expected to be received) and liabilities are recorded at the amount estimated to be paid to creditors and Partners. At March 31, 2009, the estimated real estate values were based upon comparable sales of similar properties. Any changes in these estimates could cause material changes in the net assets in liquidation.

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

Results of Operations

        For the three months ended March 31, 2009 and 2008, while in the liquidation phase, the Partnership recognized rental income of $28,503 and $32,435, respectively. In 2009, rental income decreased due to lease amendments that reduced the rent for the Timber Lodge restaurants as discussed below. During the same periods, the Partnership recognized interest income of $2,126 and $6,758, respectively. Interest income decreased due to lower money market interest rates in 2009, when compared to 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        The tenant of the Timber Lodge restaurants is making additional monthly payments to fund a real estate tax escrow account. During the three months ended March 31, 2009 and 2008, the Partnership received payments of $21,248. The Partnership holds the funds until real estate taxes are due, in May and October of each year, and then pays them directly to the taxing authorities. The real estate tax payable represents the balance of the tenant's real estate tax payments that have not been paid to the taxing authorities.

        For the three months ended March 31, 2009 and 2008, while in the liquidation phase, the Partnership incurred Partnership administration expenses from affiliated parties of $15,208 and $16,219, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $6,763 and $6,436, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        At March 31, 2009 and 2008, the Partnership recognized adjustments of estimated values of ($15,964) and ($17,963), respectively, resulting from adopting the liquidation basis of accounting and recording its assets at estimated net realizable value and liabilities at the amount estimated to be paid.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

        On October 16, 2007, the Limited Partners approved a proposal to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets. As a result, the Managing General Partner is proceeding with the planned liquidation of the Partnership. If the Partnership sells its remaining property in 2009, the Partnership anticipates liquidation to occur by December 31, 2009.

       During the three months ended March 31, 2009, while in the liquidation phase, the Partnership's Net Assets in Liquidation decreased $26,706 as a result of distributions paid to the Partners in excess of cash generated from operating activities. During the three months ended March 31, 2008, while in the liquidation phase, the Partnership's Net Assets in Liquidation decreased $25,586 as a result of distributions paid to the Partners in excess of cash generated from operating activities.

       The Partnership's primary use of cash flow is distribution payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter.

        For the three months ended March 31, 2009 and 2008, the Partnership declared distributions of $35,364 and $42,124, respectively. The Limited Partners received distributions of $34,011 and $40,704 and the General Partners received distributions of $1,353 and $1,420 for the periods, respectively. During the first three months of 2009 and 2008, the Partnership distributed net sale proceeds of $24,242 and $31,010 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $1.23 and $1.57 per Limited Partnership Unit, respectively. The proceeds were generated from sales completed prior to 2007.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       Not required for a smaller reporting company.

ITEM 4.  CONTROLS AND PROCEDURES.

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

ITEM 1.   LEGAL PROCEEDINGS.

        There are no material pending legal proceedings to which the Partnership is a party or of which the Partnership's property is subject.

ITEM 1A.  RISK FACTORS.

       Not required for a smaller reporting company.

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


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.

ITEM 5.   OTHER INFORMATION.

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


Dated:  May 12, 2009          AEI Real Estate Fund XVII
                              Limited Partnership
                              By:  AEI Fund Management XVII, Inc.
                              Its: Managing General Partner



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