Form 10-Q
period 2009-06-30
AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
filed 2009-08-14
CIK 819577

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.         [X] Yes    [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                                           [ ] Yes    [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

 Large accelerated filer [ ]      Accelerated filer [ ]

 Non-accelerated filer [ ]        Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell  company
(as defined in Rule 12b-2 of the Exchange Act).   [ ] Yes  [X] No


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements:

         Statement of Net Assets Available for Liquidation as of June 30, 2009 and December 31, 2008

         Statement of Liquidating Activities for the Periods ended June 30, 2009 and 2008

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

 Item 1A. Risk Factors

 Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3.  Defaults Upon Senior Securities

 Item 4.  Submission of Matters to a Vote of Security Holders

 Item 5.  Other Information

 Item 6.  Exhibits

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
        STATEMENT OF NET ASSETS AVAILABLE FOR LIQUIDATION
               JUNE 30, 2009 AND DECEMBER 31, 2008




                                                 2009           2008

ASSETS:
  Cash                                      $   741,775     $   803,284
  Investments in Real Estate                  1,128,000       1,260,000
                                             -----------     -----------
          Total Assets                        1,869,775       2,063,284
                                             -----------     -----------

LIABILITIES:
  Payable to AEI Fund Management, Inc.            9,070           9,497
  Real Estate Taxes Payable                       9,043          13,798
  Distributions Payable                          35,364          41,619
                                             -----------     -----------
          Total Liabilities                      53,477          64,914
                                             -----------     -----------
NET ASSETS (PARTNERS' CAPITAL) IN LIQUIDATION,
  including 19,557 Limited Partnership
  Units outstanding                         $ 1,816,298     $ 1,998,370
                                             ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
               STATEMENT OF LIQUIDATING ACTIVITIES
                  FOR THE PERIODS ENDED JUNE 30


                                   Three Months Ended       Six Months Ended
                                  6/30/09       6/30/08    6/30/09     6/30/08
SOURCES OF ADDITIONAL CASH:
  Rent                          $   28,504  $   32,436  $   57,007  $  64,871
  Real Estate Tax Reimbursements    21,249      21,248      42,497     42,496
  Interest Income                    1,845       3,977       3,971     10,735
                                 ----------  ----------  ----------  ---------
    Total Sources of
     Additional Cash                51,598      57,661     103,475    118,102
                                 ----------  ----------  ----------  ---------
USES OF ADDITIONAL CASH:
  Partnership Administration -
    Affiliates                      15,289      12,659      29,526     33,172
  Partnership Administration
    and Property Management -
    Unrelated Parties                4,460       5,661      11,223     12,097
  Real Estate Taxes Paid            47,252      42,681      47,252     42,681
  Distributions to Partners         35,364      42,124      76,983     83,239
                                 ----------  ----------  ----------  ---------
     Total Uses of
       Additional Cash             102,365     103,125     164,984    171,189
                                 ----------  ----------  ----------  ---------
DECREASE IN NET
  ASSETS IN LIQUIDATION
  BEFORE ADJUSTMENTS               (50,767)    (45,464)    (61,509)   (53,087)
                                 ----------  ----------  ----------  ---------
ADJUSTMENTS OF ESTIMATED VALUES:
  Change in Net Realizable values of:
     Real Estate                  (132,000)          0    (132,000)         0
     Payable to AEI Fund
       Management, Inc.              1,398      (1,317)        427      2,977
     Real Estate Taxes Payable      26,003      21,433       4,755        185
     Distributions Payable               0        (506)      6,255     (1,515)
                                 ----------  ----------  ----------  ---------
      Total Adjustment of
         Estimated Values         (104,599)     19,610    (120,563)     1,647
                                 ----------  ----------  ----------  ---------
DECREASE IN NET ASSETS
   IN LIQUIDATION                 (155,366)    (25,854)   (182,072)   (51,440)

BEGINNING NET ASSETS
   IN LIQUIDATION                1,971,664   2,264,382   1,998,370   2,289,968
                                 ----------  ----------  ----------  ---------
ENDING NET ASSETS
   IN LIQUIDATION               $1,816,298  $2,238,528  $1,816,298  $2,238,528
                                 ==========  ==========  ==========  =========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2009

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

(3)  Investments in Real Estate -

     Effective with the decision to liquidate, the carrying amounts of assets and liabilities were adjusted from their historical bases to the amounts of cash expected from their realization and settlement. Because of the expected short liquidation period, the effects of discounting would not be significant and have been ignored. At June 30, 2009 and December 31, 2008, the estimated real estate values were based upon comparable sales of similar properties. It is reasonably possible that the amounts expected to be realized in the liquidation process may change in the near term.

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

     At  June 30, 2009, based on an analysis of market conditions
     in   the   area,  the  Partnership  recognized  a   $132,000
     adjustment to decrease the estimated net realizable value of the properties.

     During   the  first  six  months  of  2009  and  2008,   the
     Partnership distributed net sale proceeds of $48,485 and $56,970 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $2.46 and $2.88 per Limited Partnership Unit, respectively. The proceeds were generated from sales completed prior to 2007.

(4)  Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(5)  Subsequent Events -

     The Partnership has evaluated subsequent events through August 11, 2009, the date which the financial statements were available to be issued. Subsequent events, if any, were disclosed in the appropriate note in the Notes to Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        This section contains "forward-looking statements" which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters. These, and other forward-looking statements, should be evaluated in the context of a number of factors that may affect the Partnership's financial condition and results of operations, including the following:

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

        Effective October 1, 2005, the Partnership adopted the liquidation basis of accounting because the General Partners anticipated the liquidation of the Partnership during 2006. The timetable for final disposition of the assets was delayed when the tenant in two of the Partnership's remaining properties filed for Chapter 11 bankruptcy reorganization on June 26, 2006. While the tenant was in bankruptcy, the General Partners believed it would have been difficult to find a buyer that would have paid a fair value for the properties. In 2008, the tenant again experienced financial difficulties which made it harder to sell the properties. The General Partners now anticipate liquidation to occur during 2009. In accordance with the liquidation basis of accounting, assets are recorded at their estimated net realizable value (the amount of cash expected to be received) and liabilities are recorded at the amount estimated to be paid to creditors and Partners. At June 30, 2009, the estimated real estate values were based upon comparable sales of similar properties. Any changes in these estimates could cause material changes in the net assets in liquidation.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

         Management   of  the  Partnership  has   discussed   the
development and selection of the above accounting estimates and the management discussion and analysis disclosures regarding them with the managing partner of the Partnership.

Results of Operations

        For the six months ended June 30, 2009 and 2008, while in the liquidation phase, the Partnership recognized rental income of $57,007 and $64,871, respectively. In 2009, rental income decreased due to lease amendments that reduced the rent for the Timber Lodge restaurants as discussed below. During the same periods, the Partnership recognized interest income of $3,971 and $10,735, respectively. Interest income decreased due to lower money market interest rates in 2009, when compared to 2008.

        The  tenant  of  the Timber Lodge restaurants  is  making
additional monthly payments to fund a real estate tax escrow account. During the six months ended June 30, 2009 and 2008, the Partnership received payments of $42,497 and $42,496, respectively. In May 2009 and 2008, the Partnership paid $47,252 and $42,681, respectively, to the taxing authorities for real estate taxes due for the first half of 2009 and 2008. The Partnership will hold the remaining funds until future real estate taxes are due and then pay them directly to the taxing authorities. The real estate tax payable represents the balance of the tenant's real estate tax payments that have not been paid to the taxing authorities.

        For the six months ended June 30, 2009 and 2008, while in the liquidation phase, the Partnership incurred Partnership administration expenses from affiliated parties of $29,099 and $30,195, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $11,223 and $12,097, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        At  June  30,  2009,  based  on  an  analysis  of  market
conditions  in  the area, the Partnership recognized  a  $132,000 adjustment to decrease the estimated net realizable value of the properties.

        For the six months ended June 30, 2009 and 2008, the Partnership recognized adjustments of estimated values of ($120,563) and $1,647, respectively, resulting from adopting the liquidation basis of accounting and recording its assets at estimated net realizable value and liabilities at the amount estimated to be paid.

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

        During the six months ended June 30, 2009, while in the liquidation phase, the Partnership's Net Assets in Liquidation decreased $182,072 as a result of distributions paid to the Partners in excess of cash generated from operating activities and a decrease in the estimated net realizable value of property. During the six months ended June 30, 2008, while in the liquidation phase, the Partnership's Net Assets in Liquidation decreased $51,440 as a result of distributions paid to the Partners in excess of cash generated from operating activities.

       The Partnership's primary use of cash flow is distribution payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter.

        For  the  six  months ended June 30, 2009 and  2008,  the
Partnership declared distributions of $70,728 and $84,754, respectively. The Limited Partners received distributions of $68,021 and $81,407 and the General Partners received distributions of $2,707 and $3,347 for the periods, respectively. During the first six months of 2009 and 2008, the Partnership distributed net sale proceeds of $48,485 and $56,970 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $2.46 and $2.88 per Limited Partnership Unit, respectively. The proceeds were generated from sales completed prior to 2007.

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

ITEM 6.   EXHIBITS.

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


Dated:  August 11, 2009       AEI Real Estate Fund XVII
                              Limited Partnership
                              By:  AEI Fund Management XVII, Inc.
                              Its: Managing General Partner



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