Form 10-Q
period 2009-09-30
AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
filed 2009-11-12
CIK 819577

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended:  September 30, 2009

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

                              INDEX


Part I - Financial Information

 Item 1.Financial Statements (unaudited):

        Statement of Net Assets Available for Liquidation as of September 30, 2009 and December 31, 2008

        Statement of Liquidating Activities for the Periods ended September 30, 2009 and 2008

        Notes to Financial Statements

 Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

 Item 3.Quantitative and Qualitative Disclosures About Market Risk

 Item 4.Controls and Procedures

Part II - Other Information

 Item 1.Legal Proceedings

 Item 1A. Risk Factors

 Item 2.Unregistered Sales of Equity Securities and  Use  of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security  Holders

 Item 5. Other Information

 Item 6. Exhibits

Signatures

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
        STATEMENT OF NET ASSETS AVAILABLE FOR LIQUIDATION
            SEPTEMBER 30, 2009 AND DECEMBER 31, 2008




                                                   2009          2008

ASSETS:
  Cash                                        $   742,999    $   803,284
  Investments in Real Estate                      805,000      1,260,000
                                               -----------    -----------
          Total Assets                          1,547,999      2,063,284
                                               -----------    -----------

LIABILITIES:
  Payable to AEI Fund Management, Inc.             10,667          9,497
  Real Estate Taxes Payable                        30,291         13,798
  Distributions Payable                            35,364         41,619
                                               -----------    -----------
          Total Liabilities                        76,322         64,914
                                               -----------    -----------
NET ASSETS (PARTNERS' CAPITAL) IN LIQUIDATION,
  including 19,557 Limited Partnership
  Units outstanding                           $ 1,471,677    $ 1,998,370
                                               ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
               STATEMENT OF LIQUIDATING ACTIVITIES
               FOR THE PERIODS ENDED SEPTEMBER 30


                                 Three Months Ended      Nine Months Ended
                                9/30/09      9/30/08    9/30/09     9/30/08
SOURCES OF ADDITIONAL CASH:
   Rent                        $   28,503  $   28,503  $   85,510  $   93,374
   Real Estate Tax Reimbursements  21,248      21,249      63,745      63,745
   Interest Income                  1,836       4,077       5,807      14,812
                                ----------  ----------  ----------  ----------
     Total Sources of
      Additional Cash              51,587      53,829     155,062     171,931
                                ----------  ----------  ----------  ----------
USES OF ADDITIONAL CASH:
   Partnership  Administration -
    Affiliates                     13,070      10,089      42,596      43,261
  Partnership Administration
    and Property Management  -
    Unrelated Parties               1,929       2,911      13,152      15,008
  Real Estate Taxes Paid                0           0      47,252      42,681
  Distributions Paid to Partners   35,364      42,630     112,347     125,869
                                ----------  ----------  ----------  ----------
    Total Uses of Additional Cash  50,363      55,630     215,347     226,819
                                ----------  ----------  ----------  ----------
INCREASE (DECREASE) IN NET
  ASSETS IN LIQUIDATION
  BEFORE ADJUSTMENTS                1,224      (1,801)    (60,285)    (54,888)
                                ----------  ----------  ----------  ----------
ADJUSTMENTS OF ESTIMATED VALUES:
  Change in Net Realizable values of:
      Real Estate                (323,000)   (175,000)   (455,000)   (175,000)
      Payable  to AEI Fund
       Management, Inc.            (1,597)     (4,265)     (1,170)     (1,288)
      Real Estate Taxes Payable   (21,248)    (21,249)    (16,493)    (21,064)
     Distributions Payable              0       1,515       6,255           0
     Unearned Rent                      0      (9,501)          0      (9,501)
                                ----------  ----------  ----------  ----------
      Total Adjustment of
        Estimated Values         (345,845)   (208,500)   (466,408)   (206,853)
                                ----------  ----------  ----------  ----------
DECREASE IN NET ASSETS
      IN LIQUIDATION             (344,621)   (210,301)   (526,693)   (261,741)

BEGINNING NET ASSETS
      IN LIQUIDATION            1,816,298   2,238,528   1,998,370   2,289,968
                                ----------  ----------  ----------  ----------
ENDING NET ASSETS
    IN  LIQUIDATION            $1,471,677  $2,028,227  $1,471,677  $2,028,227
                                ==========  ==========  ==========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2009

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


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(2)  Organization - (Continued)

     In September 2007, the Managing General Partner solicited by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. On October 16, 2007, the proposal was approved with a majority of Units voted in favor of the proposal. As a result, the Managing General Partner will proceed with the planned liquidation of the Partnership. At this time, the Partnership anticipates that it will sell its remaining property and liquidate prior to December 31, 2010.

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

(3)  Investments in Real Estate -

     Effective with the decision to liquidate, the carrying amounts of assets and liabilities were adjusted from their historical bases to the amounts of cash expected from their realization and settlement. Because of the expected short liquidation period, the effects of discounting would not be significant and have been ignored. At September 30, 2009 and December 31, 2008, the estimated real estate values were based upon comparable sales of similar properties. It is reasonably possible that the amounts expected to be realized in the liquidation process may change in the near term.

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

     At June 30, 2009, based on an analysis of market conditions in the area, the Partnership recognized a $132,000 adjustment to decrease the estimated net realizable value of the properties. In September 2009, the tenant asked for a further rent reduction of 25% on both properties. After reviewing the tenant's financial statements and restaurant performance, the Partnership has agreed to the reduction, but only for one year. Based on the tenant's financial information and additional analysis of market conditions in the area, the Partnership recognized an additional $323,000 adjustment to decrease the estimated net realizable value of the properties at September 30, 2009.

     During  the  first  nine  months  of  2009  and  2008,   the
     Partnership distributed net sale proceeds of $72,727 and $98,081 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $3.69 and $4.96 per Limited Partnership Unit, respectively. The proceeds were generated from sales completed prior to 2007.

(4)  Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(5)  Subsequent Events -

     The Partnership has evaluated subsequent events through November 10, 2009, the date which the financial statements were available to be issued. Subsequent events, if any, were disclosed in the appropriate note in the Notes to Financial Statements.

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

        Effective October 1, 2005, the Partnership adopted the liquidation basis of accounting because the General Partners anticipated the liquidation of the Partnership during 2006. The timetable for final disposition of the assets was delayed when the tenant in two of the Partnership's remaining properties filed for Chapter 11 bankruptcy reorganization on June 26, 2006. While the tenant was in bankruptcy, the General Partners believed it would have been difficult to find a buyer that would have paid a fair value for the properties. In 2008, the tenant again experienced financial difficulties which made it harder to sell the properties. The General Partners now anticipate liquidation to occur during 2010. In accordance with the liquidation basis of accounting, assets are recorded at their estimated net realizable value (the amount of cash expected to be received) and liabilities are recorded at the amount estimated to be paid to creditors and Partners. At September 30, 2009, the estimated real estate values were based upon comparable sales of similar properties. Any changes in these estimates could cause material changes in the net assets in liquidation.

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

Results of Operations

        For the nine months ended September 30, 2009 and 2008, while in the liquidation phase, the Partnership recognized rental income of $85,510 and $93,374, respectively. In 2009, rental income decreased due to lease amendments that reduced the rent for the Timber Lodge restaurants as discussed below. During the same periods, the Partnership recognized interest income of $5,807 and $14,812, respectively. Interest income decreased due to lower money market interest rates in 2009, when compared to 2008.

        The  tenant  of  the Timber Lodge restaurants  is  making
additional monthly payments to fund a real estate tax escrow account. During the nine months ended September 30, 2009 and 2008, the Partnership received payments of $63,745. In May 2009 and 2008, the Partnership paid $47,252 and $42,681, respectively, to the taxing authorities for real estate taxes due for the first half of 2009 and 2008. The Partnership will hold the remaining funds until future real estate taxes are due and then pay them directly to the taxing authorities. The real estate tax payable represents the balance of the tenant's real estate tax payments that have not been paid to the taxing authorities.

        For  the  nine months ended September 30, 2009 and  2008,
while in the liquidation phase, the Partnership incurred Partnership administration expenses from affiliated parties of $43,766 and $44,549, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $13,152 and $15,008, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        At June 30, 2009, based on an analysis of market conditions in the area, the Partnership recognized a $132,000 adjustment to decrease the estimated net realizable value of the properties. In September 2009, the tenant asked for a further rent reduction of 25% on both properties. After reviewing the tenant's financial statements and restaurant performance, the Partnership has agreed to the reduction, but only for one year. Based on the tenant's financial information and additional analysis of market conditions in the area, the Partnership recognized an additional $323,000 adjustment to decrease the estimated net realizable value of the properties at September 30, 2009.

       For the nine months ended September 30, 2009 and 2008, the Partnership recognized adjustments of estimated values of ($466,408) and ($206,853), respectively, resulting from adopting the liquidation basis of accounting and recording its assets at estimated net realizable value and liabilities at the amount estimated to be paid.

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

Liquidity and Capital Resources

        On October 16, 2007, the Limited Partners approved a proposal to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets. As a result, the Managing General Partner is proceeding with the planned liquidation of the Partnership. At this time, the Partnership anticipates that it will sell its remaining property and liquidate prior to December 31, 2010.

        During the nine months ended September 30, 2009, while in the liquidation phase, the Partnership's Net Assets in Liquidation decreased $526,693 as a result of decreases in the estimated net realizable values of property and distributions paid to the Partners in excess of cash generated from operating activities. During the nine months ended September 30, 2008, while in the liquidation phase, the Partnership's Net Assets in Liquidation decreased $261,741 as a result of a decrease in the estimated net realizable value of property and distributions paid to the Partners in excess of cash generated from operating activities.

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

       For the nine months ended September 30, 2009 and 2008, the Partnership declared distributions of $106,092 and $125,869, respectively. The Limited Partners received distributions of $102,032 and $122,111 and the General Partners received distributions of $4,060 and $3,758 for the periods, respectively. During the first nine months of 2009 and 2008, the Partnership distributed net sale proceeds of $72,727 and $98,081 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $3.69 and $4.96 per Limited Partnership Unit, respectively. The proceeds were generated from sales completed prior to 2007.

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


Dated:  November 10, 2009     AEI Real Estate Fund XVII
                              Limited Partnership
                              By:  AEI Fund Management XVII, Inc.
                              Its: Managing General Partner



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