Form 10-K
period 2009-12-31
AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
filed 2010-03-30
CIK 819577

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

 Annual Report Pursuant to Section 13 or 15(d) of The Securities
                      Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange
Act.  Yes [ ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

  Large accelerated filer  [ ]     Accelerated filer [ ]
  Non-accelerated   filer  [ ]     Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell  company
(as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

As of June 30, 2009, there were 19,514.402 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $19,514,402.

               DOCUMENTS INCORPORATED BY REFERENCE

 The registrant has not incorporated any documents by reference into this report.

                             PART I

ITEM 1.   BUSINESS.

        AEI Real Estate Fund XVII Limited Partnership (the "Partnership" or the "Registrant") is a limited partnership which was organized pursuant to the laws of the State of Minnesota on February 2, 1988. The registrant is comprised of AEI Fund Management XVII, Inc. ("AFM") as Managing General Partner, Robert
P. Johnson, the President and sole director of AFM, as the Individual General Partner, and purchasers of partnership units as Limited Partners. The Partnership offered for sale up to $30,000,000 of limited partnership interests (the "Units") (30,000 Units at $1,000 per Unit) pursuant to a registration statement effective November 2, 1987. The Partnership commenced operations on February 10, 1988 when minimum subscriptions of 2,000 Limited Partnership Units ($2,000,000) were accepted. The Partnership's offering terminated November 1, 1988 when the one-year offering period expired. The Partnership received subscriptions for 23,388.7 Limited Partnership Units ($23,388,700).

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

Leases

        At December 31, 2009, the Partnership owns two remaining property interests that are leased to the same tenant under triple net leases, classified as operating leases. Under a triple net lease, the tenant is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses for the property. The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases.

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

Description of Properties

       The Partnership's properties are commercial, single tenant buildings that were acquired on a debt-free basis. The
Partnership holds an undivided fee simple interest in the properties. At any time prior to selling the properties, the Partnership may mortgage one or more of its properties in amounts not exceeding 50% of the fair market value of the property.

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

ITEM 2.   PROPERTIES.  (Continued)

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2009.

                                                            Annual   Annual
                       Purchase   Property                  Lease    Rent Per
Property                 Date      Cost        Tenant       Payment  Sq. Ft.

Timber Lodge
 Steakhouse Restaurant                        Timberlodge
 St. Cloud, MN                                Steakhouse
 (1.9949%)             11/18/97  $   31,970 Acquisition, LLC $  2,633  $18.90

Timber Lodge
 Steakhouse Restaurant                        Timberlodge
 Rochester, MN                                Steakhouse
 (65.5178%)              9/3/98  $1,251,894 Acquisition, LLC $111,380  $24.35


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

        At the end of November 2009, Timberlodge Steakhouse Acquisition, LLC ("TSA") closed the Timber Lodge restaurants and stopped paying rent and property expenses. The Partnership commenced legal action against TSA to evict it from the properties. In January 2010, the judge approved the eviction action and the Partnership took possession of the properties. As a result of the tenant's default, the Partnership is paying for the real estate taxes and other costs associated with maintaining the properties. The Partnership is taking additional legal action against TSA to try and obtain a default judgment for damages due to its lease default. Whether TSA has any assets to satisfy a judgment is unknown at this time

        The Leases, which remain in effect, expire on October 31, 2017 for the St. Cloud restaurant and on October 31, 2018 for the Rochester restaurant. The leases provide the tenant with two five-year renewal options subject to the same terms and conditions as the primary term.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-
         HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        (a) As of December 31, 2009, there were 1,794 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

        Cash distributions of $4,404 and $4,674 were made to the General Partners and $136,042 and $162,814 were made to the Limited Partners for 2009 and 2008, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed net sale proceeds of $106,000 and $132,800 in 2009 and 2008, respectively.

       (b) Not applicable.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-
         HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        (c) Pursuant to Section 7.7 of the Partnership Agreement, as amended, each Limited Partner has the right to present Units to the Partnership for purchase by submitting notice to the Managing General Partner. The purchase price of the Units is equal to 90% of the net asset value per Unit as determined by the Managing General Partner in accordance with the provisions of the Partnership Agreement. Units tendered to the Partnership are redeemed at the purchase price established for the quarter in which the Partnership received a notice at least 60 days prior to the repurchase dates of January 1st, April 1st, July 1st and October 1st subject to the following limitations. The Partnership is not obligated to purchase in any year more than 5% of the number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the
Partnership. During the last three months of 2009, the Partnership did not purchase any Units.

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

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Effective October 1, 2005, the Partnership adopted the liquidation basis of accounting because the General Partners anticipated the liquidation of the Partnership during 2006. The timetable for final disposition of the assets was delayed when the tenant in two of the Partnership's remaining properties filed for Chapter 11 bankruptcy reorganization on June 26, 2006. While the tenant was in bankruptcy, the General Partners believed it would have been difficult to find a buyer that would have paid a fair value for the properties. In 2008, the tenant again experienced financial difficulties which made it harder to sell the properties. The General Partners now anticipate liquidation to occur during 2010. In accordance with the liquidation basis of accounting, assets are recorded at their estimated net realizable value (the amount of cash expected to be received) and liabilities are recorded at the amount estimated to be paid to creditors and Partners. At December 31, 2009, the estimated real estate values were based upon a signed purchase agreement for one property and comparable sales of similar properties for the other property. Any changes in these estimates could cause material changes in the net assets in liquidation.

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

Results of Operations

        For the years ended December 31, 2009 and 2008, while in the liquidation phase, the Partnership recognized rental income of $99,762 and $112,376, respectively. In 2009, rental income decreased due to lease amendments that reduced the rent for the Timber Lodge restaurants and the tenant defaulting on its rental obligations as discussed below. During the same periods, the
Partnership recognized interest income of $7,514 and $17,778, respectively. Interest income decreased due to lower money market interest rates in 2009, when compared to 2008.

        The  tenant  of the Timber Lodge restaurants  was  making
additional monthly payments to fund a real estate tax escrow account. During the years ended December 31, 2009 and 2008, the Partnership received payments of $87,789 and $77,911, respectively. In 2009 and 2008, the Partnership paid $94,504 and $85,362, respectively, to the taxing authorities for real estate taxes due during these years. The real estate tax payable represents the balance of the tenant's real estate tax payments that have not been paid to the taxing authorities.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the years ended December 31, 2009 and 2008, while in the liquidation phase, the Partnership incurred Partnership administration expenses from affiliated parties of $62,931 and $60,952, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $24,308 and $18,312, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These expenses were higher in 2009, when compared to 2008, due to expenses related to the Timber Lodge properties.

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

        At June 30, 2009, based on an analysis of market conditions in the area, the Partnership recognized a $132,000 adjustment to decrease the estimated net realizable value of the properties. In September 2009, the tenant asked for a further rent reduction of 25% on both properties. After reviewing the tenant's financial statements and restaurant performance, the Partnership verbally agreed to the reduction, but only for one year. Based on the tenant's financial information and additional analysis of market conditions in the area, the Partnership recognized an additional $323,000 adjustment to decrease the estimated net realizable value of the properties at September 30, 2009.

        At the end of November 2009, TSA closed the restaurants and stopped paying rent and property expenses. The Partnership commenced legal action against TSA to evict it from the properties. In January 2010, the judge approved the eviction action and the Partnership took possession of the properties. As a result of the tenant's default, the Partnership is paying for the real estate taxes and other costs associated with maintaining the properties. The Partnership is taking additional legal action against TSA to try and obtain a default judgment for damages due to its lease default. Whether TSA has any assets to satisfy a judgment is unknown at this time.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In March 2010, the Partnership entered into an agreement to sell the Rochester property to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $834,000. If the sale is not completed, the Partnership will seek another buyer for the property and may not be able to negotiate a purchase agreement with similar economic terms. Based on this agreement, the Partnership recognized a $51,000 adjustment to increase the estimated net realizable value of the Rochester property at December 31, 2009.

        For  the  years  ended December 31, 2009  and  2008,  the
Partnership recognized adjustments of estimated values of ($405,762) and ($167,730), respectively, resulting from the application of the liquidation basis of accounting and recording its assets at estimated net realizable value and liabilities at the amount estimated to be paid.

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

        During the year ended December 31, 2009, while in the liquidation phase, the Partnership's Net Assets in Liquidation decreased $524,409 as a result of decreases in the estimated net realizable values of property and distributions paid to the Partners in excess of cash generated from operating activities. During the year ended December 31, 2008, while in the liquidation phase, the Partnership's Net Assets in Liquidation decreased $291,598 as a result of a decrease in the estimated net realizable value of property and distributions paid to the Partners in excess of cash generated from operating activities.

       The Partnership's primary use of cash flow is distribution payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the years ended December 31, 2009 and 2008, the Partnership declared distributions of $140,446 and $167,488, respectively. The Limited Partners received distributions of $136,042 and $162,814 and the General Partners received distributions of $4,404 and $4,674 for the periods, respectively. During 2009 and 2008, the Partnership distributed net sale proceeds of $107,071 and $134,141 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $5.43 and $6.79 per Limited Partnership Unit, respectively. The proceeds were generated from sales completed prior to 2007.

        With the tenant of the Partnership's two remaining properties failing to pay rent, the Partnership's only source of income is interest earned on its cash reserve. This income will not be sufficient to pay the Partnership's administrative expenses and the property management expenses related to the properties. Therefore, the Partnership will need to use a portion of its cash reserve to pay these expenses until the properties are sold and the Partnership is liquidated. Future distributions declared, if any, prior to the final liquidating distribution, will also be paid from the cash reserve. The cash reserve should be adequate to meet the Partnership's obligations.

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





          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Registered Public Accounting Firm

Statement of Net Assets Available for Liquidation at December 31, 2009 and 2008

Statement of Liquidating Activities for the Years Ended December 31, 2009 and 2008

Notes to Financial Statements



     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners:
AEI Real Estate Fund XVII Limited Partnership
St. Paul, Minnesota


      We have audited the accompanying statements of net assets available for liquidation of AEI Real Estate Fund XVII Limited Partnership (a Minnesota limited partnership) as of December 31, 2009 and 2008, and the related statements of liquidating activities for each of the years then ended. The Partnership's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      As described in the Notes to the financial statements, the General Partners of AEI Real Estate Fund XVII Limited Partnership anticipate the liquidation of the Partnership during 2010. Because liquidation was imminent, the Partnership changed its basis of accounting after September 30, 2005, from the going concern basis to the liquidation basis.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for liquidation of AEI Real Estate Fund XVII Limited Partnership as of December 31, 2009 and 2008, and the change in net assets in liquidation for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.




                          /s/Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                   Certified Public Accountants

Minneapolis, Minnesota
March 29, 2010

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
        STATEMENT OF NET ASSETS AVAILABLE FOR LIQUIDATION
                   DECEMBER 31, 2009 AND 2008



                                                    2009          2008

ASSETS:
  Cash                                          $   684,637   $   803,284
  Investments in Real Estate                        856,000     1,260,000
                                                 -----------   -----------
          Total Assets                            1,540,637     2,063,284
                                                 -----------   -----------

LIABILITIES:
  Payable to AEI Fund Management, Inc.               25,239         9,497
  Real Estate Taxes Payable                           7,083        13,798
  Distributions Payable                              34,354        41,619
                                                 -----------   -----------
          Total Liabilities                          66,676        64,914
                                                 -----------   -----------
NET ASSETS (PARTNERS' CAPITAL) IN LIQUIDATION,
  including 19,557 Limited Partnership Units
  outstanding                                   $ 1,473,961   $ 1,998,370
                                                 ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
               STATEMENT OF LIQUIDATING ACTIVITIES
                 FOR THE YEARS ENDED DECEMBER 31



                                                       2009          2008

SOURCES OF ADDITIONAL CASH:
  Rent                                             $    99,762   $   112,376
  Real Estate Tax Reimbursements                        87,789        77,911
  Interest Income                                        7,514        17,778
                                                    -----------   -----------
      Total Sources of Additional Cash                 195,065       208,065
                                                    -----------   -----------
USES OF ADDITIONAL CASH:
  Partnership Administration - Affiliates               52,678        61,275
  Partnership Administration and Property
     Management - Unrelated Parties                     18,819        18,312
  Real Estate Taxes Paid                                94,504        85,362
  Distributions to Partners                            147,711       166,984
                                                    -----------   -----------
      Total Uses of Additional Cash                    313,712       331,933
                                                    -----------   -----------
DECREASE IN NET ASSETS IN LIQUIDATION
     BEFORE ADJUSTMENTS                               (118,647)     (123,868)
                                                    -----------   -----------
ADJUSTMENTS OF ESTIMATED VALUES:
  Change in Net Realizable values of:
     Real Estate                                      (404,000)     (175,000)
     Payable to AEI Fund Management, Inc.              (15,742)          323
     Real Estate Taxes Payable                           6,715         7,451
     Distributions Payable                               7,265          (504)
                                                    -----------   -----------
       Total  Adjustment of Estimated Values          (405,762)     (167,730)
                                                    -----------   -----------

DECREASE IN NET ASSETS IN LIQUIDATION                 (524,409)     (291,598)

BEGINNING NET ASSETS IN LIQUIDATION                  1,998,370     2,289,968
                                                    -----------   -----------
ENDING NET ASSETS IN LIQUIDATION                   $ 1,473,961   $ 1,998,370
                                                    ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

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

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

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

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

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

     Accounting Estimates

       Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities,  and  the  reported revenues,  expenses,  and sources and uses of additional cash. Actual results could differ from those estimates. Significant items, subject to such estimates and assumptions, include the carrying value of investments in real estate and real estate held for sale.

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

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

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

     Revenue Recognition

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

     Investments in Real Estate

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

       The Partnership's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located. These laws could require the Partnership to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found. For each property, an environmental assessment is completed prior to acquisition. In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant's business such as use of cleaning  supplies)  in violation  of  applicable  law  to restrict environmental and other damage. Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated. There were no environmental issues noted or liabilities recorded at December 31, 2009 and 2008.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

(2)  Summary of Significant Accounting Policies - (Continued)

     Recently Issued Accounting Pronouncements

       Management has reviewed recently issued, but not yet effective, accounting pronouncements and does not expect the implementation of these pronouncements to have a significant effect on the Partnership's financial statements.

(3)  Related Party Transactions -

     AEI  received  the following reimbursements  for  costs  and expenses  from the Partnership for the years ended  December
     31:
                                                           2009       2008

a.AEI is reimbursed for costs incurred in providing services related to managing the Partnership's operations and
  properties, maintaining the Partnership's books, and
  communicating  with the Limited Partners.             $  62,931  $  60,952
                                                         ========   ========
b.AEI is reimbursed for all direct expenses it paid on the
  Partnership's behalf to third parties related to Partnership administration and property management. These expenses included printing costs, legal and filing fees,
  direct administrative costs, outside audit costs, taxes
  insurance and other property costs.                   $  24,308  $  18,312
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


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

(4)  Investments in Real Estate - (Continued)

     Effective with the decision to liquidate, the carrying amounts of assets and liabilities were adjusted from their historical bases to the amounts of cash expected from their realization and settlement. Because of the expected short liquidation period, the effects of discounting would not be significant and have been ignored. At December 31, 2009, the estimated real estate values were based upon a signed purchase agreement for one property and comparable sales of similar properties for the other property. At December 31, 2008, the estimated real estate values were based upon comparable sales of similar properties. It is reasonably possible that the amounts expected to be realized in the liquidation process may change in the near term.

     The historical cost and related accumulated depreciation and
     estimated  net  realizable  values  of  the  properties   at
     December 31, 2009 are as follows:

                               Historical Cost Basis         Liquidation Basis
                              Buildings and        Accumulated  Net Realizable
Property                 Land   Equipment   Total  Depreciation     Value

Timber Lodge Steakhouse,
  St. Cloud, MN         $  6,969 $  25,001 $   31,970  $  6,835   $ 22,000
Timber Lodge Steakhouse,
  Rochester, MN          276,010    975,884  1,251,894  256,924    834,000
                         -------  ---------  ---------  -------    -------
                        $282,979 $1,000,885 $1,283,864 $263,759   $856,000
                         =======  =========  =========  =======    ========

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


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

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

     At June 30, 2009, based on an analysis of market conditions in the area, the Partnership recognized a $132,000 adjustment to decrease the estimated net realizable value of the properties. In September 2009, the tenant asked for a further rent reduction of 25% on both properties. After reviewing the tenant's financial statements and restaurant performance, the Partnership verbally agreed to the reduction, but only for one year. Based on the tenant's financial information and additional analysis of market conditions in the area, the Partnership recognized an additional $323,000 adjustment to decrease the estimated net realizable value of the properties at September 30, 2009.

     At the end of November 2009, TSA closed the restaurants and stopped paying rent and property expenses. The Partnership commenced legal action against TSA to evict it from the properties. In January 2010, the judge approved the eviction action and the Partnership took possession of the properties. As a result of the tenant's default, the Partnership is paying for the real estate taxes and other costs associated with maintaining the properties. The Partnership is taking additional legal action against TSA to try and obtain a default judgment for damages due to its lease default. Whether TSA has any assets to satisfy a judgment is unknown at this time.

     In March 2010, the Partnership entered into an agreement to sell the Rochester property to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $834,000. If the sale is not completed, the Partnership will seek another buyer for the property and may not be able to negotiate a purchase agreement with similar economic terms. Based on this agreement, the Partnership recognized a $51,000 adjustment to increase the estimated net realizable value of the Rochester property at December 31, 2009.

     During 2009 and 2008, the Partnership distributed net sale proceeds of $107,071 and $134,141 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $5.43 and $6.79 per Limited Partnership Unit, respectively. The proceeds were generated from sales completed prior to 2007.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

(6)  Partners' Capital -

     For the years ended December 31, 2009 and 2008, the Partnership declared distributions of $140,446 and $167,488, respectively. The Limited Partners received distributions of $136,042 and $162,814 and the General Partners received distributions of $4,404 and $4,674 for the years, respectively. The Limited Partners' distributions represent $6.96 and $8.33 per Limited Partnership Unit outstanding in 2009 and 2008, respectively, using 19,557 weighted average Units for both years.

     As part of the Limited Partner distributions discussed above, the Partnership distributed net sale proceeds of $106,000 and $132,800 in 2009 and 2008, respectively.

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

(7)  Income Taxes -

     With  the  change in the Partnership's basis  of  accounting from the going concern basis to the liquidation basis, effective October 1, 2005, the Partnership no longer reports Net Income after this date. The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                      2009         2008
     Net Income for Financial Reporting
      Purposes - Going Concern Basis               $       0     $       0

     Decrease in Net Assets in Liquidation
      Before Adjustment                             (118,647)     (123,868)

     Liquidation Basis of Accounting Not
      Recognized for Tax Reporting Purposes          138,685       174,758

     Depreciation for Tax Purposes Over
      Depreciation for Financial Reporting Purposes  (26,481)      (26,486)

     Income Accrued for Tax Purposes Over
       Income for Financial Reporting Purposes        14,251             0
                                                    ---------     ---------
           Taxable Income to Partners              $   7,808     $  24,404
                                                    =========     =========


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

(7)  Income Taxes - (Continued)

     The   following  is  a  reconciliation  of  Net  Assets   in
     Liquidation  for financial reporting purposes  to  Partners'
     capital  reported  for federal income tax purposes  for  the years ended December 31:
                                                       2009        2008
     Net Assets in Liquidation / Partners' Capital
      for Financial Reporting Purposes             $1,473,961   $1,998,370

     Adjusted Tax Basis of Investments in Real Estate
      Over (Under) Investments in Real Estate
      for Financial Reporting Purposes                 88,532     (288,987)

     Income Accrued for Tax Purposes Over
       Income for Financial Reporting Purposes         14,251            0

     Syndication Costs Treated as Reduction
       of Capital for Financial Reporting Purposes  3,149,158    3,149,158
                                                    ----------   ----------
      Partners' Capital for Tax Reporting Purposes $4,725,902   $4,858,541
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

       (b)  Internal Control Over Financial Reporting.

       (i) Management's Report on Internal Control Over Financial Reporting. The Managing General Partner, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management of the Managing General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the
Partnership's assets that could have a material effect on the financial statements.

        Management of the Managing General Partner performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, management of the Managing General Partner determined that our internal control over financial reporting was effective as of December 31, 2009 based on the criteria in Internal Control-Integrated Framework issued by the COSO.


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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
         (Continued)

        Robert P. Johnson, age 65, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in July 1987, and has been elected to continue in these positions until December 2010. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in ten limited partnerships and a managing member in five LLCs.

        Patrick W. Keene, age 50, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2010. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2009. Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2009 fiscal year.


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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2010:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2009 and 2008.

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

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid by the Partnership, (ii) the cumulative property management fees allowed by the Guidelines but not paid,
(iii)  any real estate commission allowed by the Guidelines,  and
(iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The administrative expenses not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 2009, the cumulative reimbursements to the General Partners and their affiliates did not exceed those amounts.

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties through the period from inception through December 31, 2009.

   Person or Entity                                  Amount Incurred From
     Receiving              Form and Method      Inception (February 10, 1988)
   Compensation             of Compensation          To December 31, 2009

AEI Securities, Inc.  Selling Commissions equal to 8%       $2,338,870
                      of proceeds plus a 2% nonaccountable
                      expense allowance, most of which was
                      reallowed to Participating Dealers.

General Partners and  Reimbursement at Cost for other       $  815,886
Affiliates            Organization and Offering Costs.

General Partners and  Reimbursement at Cost for all         $  852,117
Affiliates            Acquisition Expenses.

General Partners and  Reimbursement at Cost for providing   $4,757,067
Affiliates            administrative services to the Fund,
                      including all expenses related to
                      management of the Fund's properties
                      and all other transfer agency,
                      reporting, partner relations and
                      other administrative functions.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.  (Continued)

   Person or Entity                                  Amount Incurred From
     Receiving              Form and Method      Inception (February 10, 1988)
   Compensation             of Compensation          To December 31, 2009

General Partners and  Reimbursement at Cost for             $  622,916
Affiliates            providing services related to the
                      disposition of the Fund's properties.

General Partners      1% of Net Cash Flow in any fiscal     $  295,954
                      year until the Limited Partners have
                      received annual, non-cumulative
                      distributions of Net Cash Flow  equal
                      to 10% of their Adjusted Capital
                      Contributions and 10% of any remaining
                      Net Cash Flow in such fiscal year.

General Partners      15% of distributions of Net Proceeds  $  243,964
                      of Sale other than distributions
                      necessary to restore Adjusted Capital
                      Contributions and provide a 6%
                      cumulative return to Limited  Partners.
                      The General  Partners  will receive
                      only 1% of distributions of Net
                      Proceeds of Sale until the Limited
                      Partners have received  an  amount
                      equal to: (a) their Adjusted Capital
                      Contributions,  plus (b) an  amount
                      equal  to 14% of their Adjusted  Capital
                      Contributions per annum, cumulative but
                      not compounded,  less (c) all previous
                      cash distributions to the  Limited
                      Partners.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The following is a summary of the fees billed to the Partnership by Boulay, Heutmaker, Zibell & Co. P.L.L.P. for professional services rendered for the years ended December 31, 2009 and 2008:

     Fee Category                            2009       2008

     Audit Fees                           $   8,437   $   8,600
     Audit-Related Fees                           0           0
     Tax Fees                                     0           0
     All Other Fees                               0           0
                                           ---------   ---------
          Total Fees                      $   8,437   $   8,600
                                           =========   =========

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


                               AEI REAL ESTATE FUND XVII
                               Limited Partnership
                               By: AEI Fund Management XVII, Inc.
                                   Its Managing General Partner


March 29, 2010                 By: /s/ ROBERT P JOHNSON
                                       Robert  P. Johnson, President
                                       and Director
                                       (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Name                            Title                        Date


/s/ROBERT P JOHNSON  President (Principal Executive Officer) March 29, 2010
   Robert P. Johnson and Sole Director of Managing General
                     Partner

/s/PATRICK W KEENE  Chief Financial Officer  and  Treasurer  March 29, 2010
   Patrick W. Keene (Principal Accounting Officer)