Form 10-Q
period 2010-03-31
AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
filed 2010-05-14
CIK 819577

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  March 31, 2010

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

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements:

        Statement of Net Assets Available for Liquidation as of March 31, 2010 and December 31, 2009

        Statement of Liquidating Activities for the Three Months ended March 31, 2010 and 2009

        Notes to Financial Statements

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Item 3. Quantitative and Qualitative Disclosures About Market Risk

 Item 4. Controls and Procedures

Part II - Other Information

 Item 1. Legal Proceedings

 Item 1A.Risk Factors

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
        STATEMENT OF NET ASSETS AVAILABLE FOR LIQUIDATION
              MARCH 31, 2010 AND DECEMBER 31, 2009




                                                      2010         2009

ASSETS:
  Cash                                           $   601,844   $   684,637
  Prepaid Real Estate Sale Expenses                    5,507             0
  Investments in Real Estate                         856,000       856,000
                                                  -----------   -----------
          Total Assets                             1,463,351     1,540,637
                                                  -----------   -----------

LIABILITIES:
  Payable to AEI Fund Management, Inc.                17,666        25,239
  Real Estate Taxes Payable                            7,270         7,083
  Distributions Payable                               34,354        34,354
                                                  -----------   -----------
          Total Liabilities                           59,290        66,676
                                                  -----------   -----------
NET ASSETS (PARTNERS' CAPITAL) IN LIQUIDATION,
   including 19,557 Limited Partnership
   Units outstanding                             $ 1,404,061   $ 1,473,961
                                                  ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
               STATEMENT OF LIQUIDATING ACTIVITIES
               FOR THE THREE MONTHS ENDED MARCH 31



                                                    2010           2009

SOURCES OF ADDITIONAL CASH:
  Rent                                           $         0    $    28,503
  Real Estate Tax Reimbursements                           0         21,248
  Interest Income                                      1,546          2,126
                                                  -----------    -----------
      Total Sources of Additional Cash                 1,546         51,877
                                                  -----------    -----------

USES OF ADDITIONAL CASH:
  Partnership Administration - Affiliates             18,225         14,237
  Partnership Administration and Property
     Management - Unrelated Parties                   21,268          6,763
  Real Estate Taxes Paid                               4,985              0
  Real Estate Sale Expenses                            5,507              0
  Distributions Paid to Partners                      34,354         41,619
                                                  -----------    -----------
      Total Uses of Additional Cash                   84,339         62,619
                                                  -----------    -----------
DECREASE IN NET ASSETS IN LIQUIDATION
  BEFORE ADJUSTMENTS                                 (82,793)       (10,742)
                                                  -----------    -----------

ADJUSTMENTS OF ESTIMATED VALUES:
  Change in Net Realizable Values of:
     Prepaid Real Estate Sale Expenses                 5,507              0
     Payable to AEI Fund Management, Inc.              7,573           (971)
     Real Estate Taxes Payable                          (187)       (21,248)
     Distributions Payable                                 0          6,255
                                                  -----------    -----------
       Total Adjustment of Estimated Values           12,893        (15,964)
                                                  -----------    -----------

DECREASE IN NET ASSETS IN LIQUIDATION                (69,900)       (26,706)

BEGINNING NET ASSETS IN LIQUIDATION                1,473,961      1,998,370
                                                  -----------    -----------
ENDING NET ASSETS IN LIQUIDATION                 $ 1,404,061    $ 1,971,664
                                                  ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2010

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

(3)  Investments in Real Estate -

     Effective with the decision to liquidate, the carrying amounts of assets and liabilities were adjusted from their historical bases to the amounts of cash expected from their realization and settlement. Because of the expected short liquidation period, the effects of discounting would not be significant and have been ignored. At March 31, 2010 and December 31, 2009, the estimated real estate values were based upon a signed purchase agreement for one property and comparable sales of similar properties for the other property. It is reasonably possible that the amounts expected to be realized in the liquidation process may change in the near term.

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

     In August 2008, TLS completed an asset sale to Timberlodge Steakhouse Acquisition, LLC ("TSA"), a subsidiary of Taher Food Management, a Minneapolis-based food services company. After the asset sale, TLS reported to its creditors that it was insolvent and would be unable to pay amounts owed to unsecured creditors. As a result, the Partnership was not able to collect the July rent for the properties. In exchange for a rent reduction of approximately 12%, TSA entered into Lease amendments, effective August 1, 2008, for both properties and assumed the responsibilities of the tenant.


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

     At the end of November 2009, TSA closed the restaurants and stopped paying rent and property expenses. The Partnership commenced legal action against TSA to evict it from the properties. In January 2010, the judge approved the eviction action and the Partnership took possession of the properties. As a result of the tenant's default, the Partnership is paying for its share of the real estate taxes and other costs associated with maintaining the properties. The Partnership is taking additional legal action against TSA to try and obtain a default judgment for damages due to its lease default. Whether TSA has any assets to satisfy a judgment is unknown at this time.

     In March 2010, the Partnership reached an agreement to sell the Rochester property to an unrelated third party. The sale is subject to contingencies, including the negotiation of a written purchase agreement, and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $834,000. If the sale is not completed, the Partnership will seek another buyer for the property and may not be able to negotiate a purchase agreement with similar economic terms. Based on this agreement, the Partnership recognized a $51,000 adjustment to increase the estimated net realizable value of the Rochester property at December 31, 2009.

     During  the  first  three  months  of  2010  and  2009,  the
     Partnership distributed net sale proceeds of $34,354 and $24,242 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $1.74 and $1.23 per Limited Partnership Unit, respectively. The proceeds were generated from sales completed prior to 2007.

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

        Effective October 1, 2005, the Partnership adopted the liquidation basis of accounting because the General Partners anticipated the liquidation of the Partnership during 2006. The timetable for final disposition of the assets was delayed when the tenant in two of the Partnership's remaining properties filed for Chapter 11 bankruptcy reorganization on June 26, 2006. While the tenant was in bankruptcy, the General Partners believed it would have been difficult to find a buyer that would have paid a fair value for the properties. In 2008, the tenant again experienced financial difficulties which made it harder to sell the properties. The General Partners now anticipate liquidation to occur during 2010. In accordance with the liquidation basis of accounting, assets are recorded at their estimated net realizable value (the amount of cash expected to be received) and liabilities are recorded at the amount estimated to be paid to creditors and Partners. At March 31, 2010, the estimated real estate values were based upon a signed purchase agreement for one property and comparable sales of similar properties for the other property. Any changes in these estimates could cause material changes in the net assets in liquidation.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Results of Operations

        For the three months ended March 31, 2010 and 2009, while in the liquidation phase, the Partnership recognized rental income of $0 and $28,503, respectively. In 2010, rental income decreased due to the tenant of the Timber Lodge restaurants defaulting on its rental obligations as discussed below. During the same periods, the Partnership recognized interest income of $1,546 and $2,126, respectively. Interest income decreased due to the Partnership having less money invested in a money market account in 2010, when compared to 2009.

        Prior to defaulting on its lease obligations, the tenant of the Timber Lodge restaurants was making additional monthly payments to fund a real estate tax escrow account. During the three months ended March 31, 2009, the Partnership received payments of $21,248. The Partnership held the funds until real estate taxes were due and then paid them directly to the taxing authorities. At December 31, 2010, the real estate tax payable represented the balance of the tenant's real estate tax payments that had not been paid to the taxing authorities. Due to the tenant's default, $4,985 of this balance was transferred to the other tenant-in-common owners of the property and the Partnership's share of the balance was used to pay for other property expenses. At March 31, 2010, the real estate tax payable represents the Partnership's share of real estate taxes due for the first three months of 2010.

        For the three months ended March 31, 2010 and 2009, while in the liquidation phase, the Partnership incurred Partnership administration expenses from affiliated parties of $16,141 and $15,208, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $20,951 and $6,763, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These expenses were higher in 2010, when compared to 2009, due to expenses related to the Timber Lodge properties.

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

       In August 2008, TLS completed an asset sale to Timberlodge Steakhouse Acquisition, LLC ("TSA"), a subsidiary of Taher Food Management, a Minneapolis-based food services company. After the asset sale, TLS reported to its creditors that it was insolvent and would be unable to pay amounts owed to unsecured creditors. As a result, the Partnership was not able to collect the July rent for the properties. In exchange for a rent reduction of approximately 12%, TSA entered into Lease amendments, effective August 1, 2008, for both properties and assumed the responsibilities of the tenant.

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

        At the end of November 2009, TSA closed the restaurants and stopped paying rent and property expenses. The Partnership commenced legal action against TSA to evict it from the properties. In January 2010, the judge approved the eviction action and the Partnership took possession of the properties. As a result of the tenant's default, the Partnership is paying for its share of the real estate taxes and other costs associated with maintaining the properties. The Partnership is taking additional legal action against TSA to try and obtain a default judgment for damages due to its lease default. Whether TSA has any assets to satisfy a judgment is unknown at this time.

        In March 2010, the Partnership reached an agreement to sell the Rochester property to an unrelated third party. The sale is subject to contingencies, including the negotiation of a written purchase agreement, and may not be completed. If the sale is completed, the Partnership expects to receive net
proceeds  of  approximately  $834,000.   If  the  sale   is   not
completed, the Partnership will seek another buyer for the property and may not be able to negotiate a purchase agreement with similar economic terms. Based on this agreement, the Partnership recognized a $51,000 adjustment to increase the estimated net realizable value of the Rochester property at December 31, 2009.

        For the three months ended March 31, 2010 and 2009, the Partnership recognized adjustments of estimated values of $12,893 and ($15,964), respectively, resulting from the application of the liquidation basis of accounting and recording its assets at estimated net realizable value and liabilities at the amount estimated to be paid.


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

       During the three months ended March 31, 2010, while in the liquidation phase, the Partnership's Net Assets in Liquidation decreased $69,900 as a result of Partnership administration, property management and property sale expenses and cash distributions of net sale proceeds paid to the Partners. During the three months ended March 31, 2009, while in the liquidation phase, the Partnership's Net Assets in Liquidation decreased $26,706 as a result of distributions paid to the Partners in excess of cash generated from operating activities.

         One of the Partnership's primary uses of cash is distribution payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter.

        For the three months ended March 31, 2010 and 2009, the Partnership declared distributions of $34,354 and $35,364, respectively. The Limited Partners received distributions of $34,011 and $34,011 and the General Partners received distributions of $343 and $1,353 for the periods, respectively. During the first three months of 2010 and 2009, the Partnership distributed net sale proceeds of $34,354 and $24,242 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $1.74 and $1.23 per Limited Partnership Unit, respectively. The proceeds were generated from sales completed prior to 2007.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The Economy and Market Conditions

       The impact of conditions in the current economy, including the turmoil in the credit markets, has adversely affected many real estate investment funds. However, the absence of mortgage financing on the Partnership's properties eliminates the risks of foreclosure and debt-refinancing that can negatively impact the value and distributions of leveraged real estate investment funds. Beginning in the fourth quarter of 2008, general economic conditions caused the volume of property sales to slow dramatically for all real estate sellers. These conditions may make it more difficult for the Partnership to sell its remaining properties at acceptable prices, which it must do in order to complete its liquidation.

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


Dated:  May 12, 2010          AEI Real Estate Fund XVII
                              Limited Partnership
                              By:  AEI Fund Management XVII, Inc.
                              Its: Managing General Partner



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