Form 10-Q
period 2010-06-30
AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
filed 2010-08-16
CIK 819577

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  June 30, 2010

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

Indicate by check mark whether the registrant is a shell  company
(as  defined in Rule 12b-2 of the Exchange Act).   [ ]Yes  [X] No


          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements:

         Statement of Net Assets Available for Liquidation as of June 30, 2010 and December 31, 2009

         Statement of Liquidating Activities for the Periods ended June 30, 2010 and 2009

         Notes to Financial Statements

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Item 3. Quantitative and Qualitative Disclosures About Market Risk

 Item 4. Controls and Procedures

Part II - Other Information

 Item 1. Legal Proceedings

 Item 1A. Risk Factors

 Item 2. Unregistered Sales of Equity Securities and  Use  of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
        STATEMENT OF NET ASSETS AVAILABLE FOR LIQUIDATION
               JUNE 30, 2010 AND DECEMBER 31, 2009




                                                      2010          2009

ASSETS:
  Cash                                             $   518,450  $   684,637
  Prepaid Expenses                                       4,301            0
  Investments in Real Estate                           856,000      856,000
                                                    -----------  -----------
          Total Assets                               1,378,751    1,540,637
                                                    -----------  -----------

LIABILITIES:
  Payable to AEI Fund Management, Inc.                  13,242       25,239
  Real Estate Taxes Payable                                  0        7,083
  Distributions Payable                                 34,354       34,354
                                                    -----------  -----------
          Total Liabilities                             47,596       66,676
                                                    -----------  -----------
NET ASSETS (PARTNERS' CAPITAL) IN LIQUIDATION,
  including 19,557 Limited Partnership
  Units outstanding                                $ 1,331,155  $ 1,473,961
                                                    ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
               STATEMENT OF LIQUIDATING ACTIVITIES
                  FOR THE PERIODS ENDED JUNE 30

                                   Three Months Ended      Six Months Ended
                                  6/30/10     6/30/09    6/30/10      6/30/09
SOURCES OF ADDITIONAL CASH:
  Rent                         $        0  $   28,504  $        0  $   57,007
  Real Estate Tax Reimbursements         0      21,249           0      42,497
  Interest Income                   1,358       1,845       2,904       3,971
  Proceeds from Sale of Real Estate 6,552           0       6,552           0
                                ----------  ----------  ----------  ---------
      Total Sources of
       Additional Cash              7,910      51,598       9,456     103,475
                                ----------  ----------  ----------  ---------
USES OF ADDITIONAL CASH:
  Partnership Administration -
    Affiliates                     20,021      15,289      38,246      29,526
  Partnership Administration and
    Property Management -
    Unrelated Parties              13,739       4,460      35,007      11,223
  Real Estate Taxes Paid           14,548      47,252      19,533      47,252
  Expenses Related to Sale of
   Real Estate                      4,341           0       9,848           0
  Distributions to Partners        34,354      35,364      68,708      76,983
                                ----------  ----------  ----------  ---------
   Total Uses of Additional Cash   87,003     102,365     171,342     164,984
                                ----------  ----------  ----------  ---------
DECREASE IN NET ASSETS
  IN LIQUIDATION
  BEFORE ADJUSTMENTS              (79,093)    (50,767)   (161,886)    (61,509)
                                ----------  ----------  ----------  ---------
ADJUSTMENTS OF ESTIMATED VALUES:
  Change in Net Realizable values of:
     Real Estate                        0    (132,000)          0    (132,000)
     Prepaid Expenses              (5,507)          0           0           0
     Payable to
      AEI Fund Management, Inc.     4,424       1,398      11,997         427
     Real Estate Taxes Payable      7,270      26,003       7,083       4,755
     Distributions Payable              0           0           0       6,255
                                ----------  ----------  ----------  ---------
      Total Adjustment of
         Estimated Values           6,187    (104,599)     19,080    (120,563)
                                ----------  ----------  ----------  ---------
DECREASE IN NET ASSETS
   IN LIQUIDATION                 (72,906)   (155,366)   (142,806)   (182,072)

BEGINNING NET ASSETS
   IN LIQUIDATION               1,404,061   1,971,664   1,473,961   1,998,370
                                ----------  ----------  ----------  ---------
ENDING NET ASSETS
   IN LIQUIDATION              $1,331,155  $1,816,298  $1,331,155  $1,816,298
                                ==========  ==========  ==========  =========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2010

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

(3)  Investments in Real Estate -

     Effective with the decision to liquidate, the carrying amounts of assets and liabilities were adjusted from their historical bases to the amounts of cash expected from their realization and settlement. Because of the expected short liquidation period, the effects of discounting would not be significant and have been ignored. At June 30, 2010 and December 31, 2009, the estimated real estate values were based upon a signed purchase agreement for one property and comparable sales of similar properties for the other property. It is reasonably possible that the amounts expected to be realized in the liquidation process may change in the near term.

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

     At the end of November 2009, TSA closed the restaurants and stopped paying rent and property expenses. The Partnership commenced legal action against TSA to evict it from the properties. In January 2010, the judge approved the eviction action and the Partnership took possession of the properties. As a result of the tenant's default, the Partnership is paying for its share of the real estate taxes and other costs associated with maintaining the properties. The Partnership took additional legal action against TSA and obtained a default judgment for damages due to its lease default. Whether TSA has any assets to satisfy the judgment is unknown at this time.

     In March 2010, the Partnership reached an agreement to sell the Rochester property to an unrelated third party. Based on this agreement, the Partnership recognized a $51,000 adjustment to increase the estimated net realizable value of the Rochester property at December 31, 2009. In June 2010, the Partnership received a nonrefundable earnest deposit of $6,552 from the buyer. For the six months ended June 30, 2010, the Partnership incurred expenses related to the sale of property of $9,848. On July 27, 2010, the sale closed with the Partnership receiving net proceeds of approximately $834,000.

     During   the  first  six  months  of  2010  and  2009,   the
     Partnership distributed net sale proceeds of $68,708 and $48,485 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $3.48 and $2.46 per Limited Partnership Unit, respectively. The proceeds were generated from sales completed prior to 2007.

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

        Effective October 1, 2005, the Partnership adopted the liquidation basis of accounting because the General Partners anticipated the liquidation of the Partnership during 2006. The timetable for final disposition of the assets was delayed when the tenant in two of the Partnership's remaining properties filed for Chapter 11 bankruptcy reorganization on June 26, 2006. While the tenant was in bankruptcy, the General Partners believed it would have been difficult to find a buyer that would have paid a fair value for the properties. In 2008, the tenant again experienced financial difficulties which made it harder to sell the properties. The General Partners now anticipate liquidation to occur during 2010. In accordance with the liquidation basis of accounting, assets are recorded at their estimated net realizable value (the amount of cash expected to be received) and liabilities are recorded at the amount estimated to be paid to creditors and Partners. At June 30, 2010, the estimated real estate values were based upon a signed purchase agreement for one property and comparable sales of similar properties for the other property. Any changes in these estimates could cause material changes in the net assets in liquidation.

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

Results of Operations

        For the six months ended June 30, 2010 and 2009, while in the liquidation phase, the Partnership recognized rental income of $0 and $57,007, respectively. In 2010, rental income decreased due to the tenant of the Timber Lodge restaurants defaulting on its rental obligations as discussed below. During the same periods, the Partnership recognized interest income of $2,904 and $3,971, respectively. Interest income decreased due to the Partnership having less money invested in a money market account in 2010, when compared to 2009.

        Prior to defaulting on its lease obligations, the tenant of the Timber Lodge restaurants was making additional monthly payments to fund a real estate tax escrow account. During the six months ended June 30, 2009, the Partnership received payments of $42,497. The Partnership held the funds until real estate taxes were due and then paid them directly to the taxing authorities. At December 31, 2009, the real estate tax payable represented the balance of the tenant's real estate tax payments that had not been paid to the taxing authorities. Due to the tenant's default, $4,985 of this balance was transferred to the other tenant-in-common owners of the property and the Partnership's share of the balance was used to pay for other property expenses.

        For the six months ended June 30, 2010 and 2009, while in the liquidation phase, the Partnership incurred Partnership administration expenses from affiliated parties of $31,738 and $29,099, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $41,968 and $11,223, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These expenses were higher in 2010, when compared to 2009, due to expenses related to the Timber Lodge properties.

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

        At the end of November 2009, TSA closed the restaurants and stopped paying rent and property expenses. The Partnership commenced legal action against TSA to evict it from the properties. In January 2010, the judge approved the eviction action and the Partnership took possession of the properties. As a result of the tenant's default, the Partnership is paying for its share of the real estate taxes and other costs associated with maintaining the properties. The Partnership took additional legal action against TSA and obtained a default judgment for damages due to its lease default. Whether TSA has any assets to satisfy the judgment is unknown at this time.

        In March 2010, the Partnership reached an agreement to sell the Rochester property to an unrelated third party. Based on this agreement, the Partnership recognized a $51,000 adjustment to increase the estimated net realizable value of the Rochester property at December 31, 2009. In June 2010, the Partnership received a nonrefundable earnest deposit of $6,552 from the buyer. For the six months ended June 30, 2010, the Partnership incurred expenses related to the sale of property of $9,848. On July 27, 2010, the sale closed with the Partnership receiving net proceeds of approximately $834,000.

        For the six months ended June 30, 2010 and 2009, the Partnership recognized adjustments of estimated values of $19,080 and ($120,563), respectively, resulting from the application of the liquidation basis of accounting and recording its assets at estimated net realizable value and liabilities at the amount estimated to be paid.

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

        During the six months ended June 30, 2010, while in the liquidation phase, the Partnership's Net Assets in Liquidation decreased $142,806 as a result of Partnership administration, property management and property sale expenses and cash distributions of net sale proceeds paid to the Partners. During the six months ended June 30, 2009, while in the liquidation phase, the Partnership's Net Assets in Liquidation decreased $182,072 as a result of distributions paid to the Partners in excess of cash generated from operating activities and a decrease in the estimated net realizable value of property.

         One of the Partnership's primary uses of cash is distribution payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter.

        For  the  six  months ended June 30, 2010 and  2009,  the
Partnership declared distributions of $68,708 and $70,728, respectively. The Limited Partners received distributions of $68,021 and $68,021 and the General Partners received distributions of $687 and $2,707 for the periods, respectively. During the first six months of 2010 and 2009, the Partnership distributed net sale proceeds of $68,708 and $48,485 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $3.48 and $2.46 per Limited Partnership Unit, respectively. The proceeds were generated from sales completed prior to 2007.

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


Dated:  August 11, 2010       AEI Real Estate Fund XVII
                              Limited Partnership
                              By:  AEI Fund Management XVII, Inc.
                              Its: Managing General Partner



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