Form 10-Q
period 2010-09-30
AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
filed 2010-11-12
CIK 819577

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended:  September 30, 2010

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

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements (unaudited):

         Statement of Net Assets Available for Liquidation as of September 30, 2010 and December 31, 2009

         Statement of Liquidating Activities for the Periods ended September 30, 2010 and 2009

         Notes to Financial Statements

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Item 3. Quantitative and Qualitative Disclosures About Market Risk

 Item 4. Controls and Procedures

Part II - Other Information

 Item 1. Legal Proceedings

 Item 1A. Risk Factors

 Item 2. Unregistered Sales of Equity Securities and  Use  of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
        STATEMENT OF NET ASSETS AVAILABLE FOR LIQUIDATION
            SEPTEMBER 30, 2010 AND DECEMBER 31, 2009




                                                  2010            2009

ASSETS:
  Cash                                        $ 1,316,682     $   684,637
  Investments in Real Estate                       12,000         856,000
                                               -----------     -----------
          Total Assets                          1,328,682       1,540,637
                                               -----------     -----------

LIABILITIES:
  Payable to AEI Fund Management, Inc.              9,123          25,239
  Real Estate Taxes Payable                           269           7,083
  Distributions Payable                            34,354          34,354
                                               -----------     -----------
          Total Liabilities                        43,746          66,676
                                               -----------     -----------
NET ASSETS (PARTNERS' CAPITAL) IN LIQUIDATION,
   including 19,557 Limited
    Partnership Units outstanding             $ 1,284,936     $ 1,473,961
                                               ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
               STATEMENT OF LIQUIDATING ACTIVITIES
               FOR THE PERIODS ENDED SEPTEMBER 30

                                 Three Months Ended      Nine Months Ended
                                9/30/10      9/30/09   9/30/10      9/30/09
SOURCES OF ADDITIONAL CASH:
   Rent                       $        0  $   28,503  $        0  $   85,510
   Real Estate Tax Reimbursements      0      21,248           0      63,745
   Interest Income                 2,737       1,836       5,641       5,807
   Proceeds from Sale of
     Real Estate                 845,259           0     841,963           0
                               ----------  ----------  ----------  ----------
       Total Sources of
         Additional Cash         847,996      51,587     847,604     155,062
                               ----------  ----------  ----------  ----------
USES OF ADDITIONAL CASH:
  Partnership  Administration -
    Affiliates                    11,024      13,070      49,270      42,596
  Partnership Administration
    and Property Management  -
    Unrelated Parties              6,806       1,929      41,813      13,152
  Real Estate Taxes Paid           1,881           0      21,414      47,252
  Distributions Paid to Partners  34,354      35,364     103,062     112,347
                               ----------  ----------  ----------  ----------
     Total Uses of
      Additional Cash             54,065      50,363     215,559     215,347
                               ----------  ----------  ----------  ----------
INCREASE (DECREASE) IN NET ASSETS
  IN LIQUIDATION
  BEFORE ADJUSTMENTS             793,931       1,224     632,045     (60,285)
                               ----------  ----------  ----------  ----------
ADJUSTMENTS OF ESTIMATED VALUES:
  Change in Net Realizable values of:
    Real Estate                  (10,000)   (323,000)    (10,000)   (455,000)
    Payable to AEI Fund
     Management, Inc.              4,119      (1,597)     16,116      (1,170)
    Real  Estate Taxes Payable      (269)    (21,248)      6,814     (16,493)
    Distributions Payable              0           0           0       6,255
    Net Realizable Value of
     Real Estate Sold           (834,000)          0    (834,000)          0
                               ----------  ----------  ----------  ----------
      Total Adjustment of
            Estimated Values    (840,150)   (345,845)   (821,070)   (466,408)
                               ----------  ----------  ----------  ----------
DECREASE IN NET ASSETS
    IN LIQUIDATION               (46,219)   (344,621)   (189,025)   (526,693)

BEGINNING NET ASSETS
      IN LIQUIDATION           1,331,155   1,816,298   1,473,961   1,998,370
                               ----------  ----------  ----------  ----------
ENDING NET ASSETS
    IN  LIQUIDATION           $1,284,936  $1,471,677  $1,284,936  $1,471,677
                               ==========  ==========  ==========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND XVII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2010

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

(3)  Investments in Real Estate -

     Effective with the decision to liquidate, the carrying amounts of assets and liabilities were adjusted from their historical bases to the amounts of cash expected from their realization and settlement. Because of the expected short liquidation period, the effects of discounting would not be significant and have been ignored. At September 30, 2010, the estimated real estate value was based upon comparable sales of similar properties. At December 31, 2009, the estimated real estate values were based upon a signed purchase agreement for one property and comparable sales of similar properties for the other property. It is reasonably possible that the amounts expected to be realized in the liquidation process may change in the near term.

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

     In March 2010, the Partnership reached an agreement to sell the Rochester property to an unrelated third party. Based on this agreement, the Partnership recognized a $51,000 adjustment to increase the estimated net realizable value of the Rochester property at December 31, 2009. On July 27, 2010, the sale closed with the Partnership receiving net sale proceeds of $845,259. During the six months ended June 30, 2010, the Partnership incurred net expenses related to the sale of the property of $3,296. As a result, total net proceeds from the sale of the property were $841,963. At the time of sale, the estimated net realizable value was $834,000.

     At September 30, 2010, the Partnership recognized a $10,000 adjustment to decrease the net realizable value of the St.
     Cloud property from $22,000 to $12,000.

     During  the  first  nine  months  of  2010  and  2009,   the
     Partnership distributed net sale proceeds of $103,062 and $72,727 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $5.22 and $3.69 per Limited Partnership Unit, respectively. The proceeds were generated from sales completed prior to 2007.


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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Effective October 1, 2005, the Partnership adopted the liquidation basis of accounting because the General Partners anticipated the liquidation of the Partnership during 2006. The timetable for final disposition of the assets was delayed when the tenant in two of the Partnership's remaining properties filed for Chapter 11 bankruptcy reorganization on June 26, 2006. While the tenant was in bankruptcy, the General Partners believed it would have been difficult to find a buyer that would have paid a fair value for the properties. In 2008, the tenant again experienced financial difficulties which made it more difficult to sell the properties. The General Partners now anticipate liquidation to occur during 2010. In accordance with the liquidation basis of accounting, assets are recorded at their estimated net realizable value (the amount of cash expected to be received) and liabilities are recorded at the amount estimated to be paid to creditors and Partners. At September 30, 2010, the estimated real estate value was based upon comparable sales of similar properties.

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

Results of Operations

        For the nine months ended September 30, 2010 and 2009, while in the liquidation phase, the Partnership recognized rental income of $0 and $85,510, respectively. In 2010, rental income decreased due to the tenant of the Timber Lodge restaurants defaulting on its rental obligations as discussed below. During the same periods, the Partnership recognized interest income of $5,641 and $5,807, respectively.

        Prior to defaulting on its lease obligations, the tenant of the Timber Lodge restaurants was making additional monthly payments to fund a real estate tax escrow account. During the nine months ended September 30, 2009, the Partnership received payments of $63,745. The Partnership held the funds until real estate taxes were due and then paid them directly to the taxing authorities. At December 31, 2009, the real estate tax payable represented the balance of the tenant's real estate tax payments that had not been paid to the taxing authorities. Due to the tenant's default, $4,985 of this balance was transferred to the other tenant-in-common owners of the property and the Partnership's share of the balance was used to pay for other property expenses.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For  the  nine months ended September 30, 2010 and  2009,
while in the liquidation phase, the Partnership incurred Partnership administration expenses from affiliated parties of $38,643 and $43,766, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $50,924 and $13,152, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These expenses were higher in 2010, when compared to 2009, due to expenses related to the Timber Lodge properties.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In March 2010, the Partnership reached an agreement to sell the Rochester property to an unrelated third party. Based on this agreement, the Partnership recognized a $51,000 adjustment to increase the estimated net realizable value of the Rochester property at December 31, 2009. On July 27, 2010, the sale closed with the Partnership receiving net sale proceeds of $845,259. During the six months ended June 30, 2010, the Partnership incurred net expenses related to the sale of the property of $3,296. As a result, total net proceeds from the sale of the property were $841,963. At the time of sale, the estimated net realizable value was $834,000.

        At  September  30,  2010,  the Partnership  recognized  a
$10,000 adjustment to decrease the net realizable value of the St. Cloud property.

       For the nine months ended September 30, 2010 and 2009, the Partnership recognized adjustments of estimated values of ($821,070) and ($466,408), respectively, resulting from the application of the liquidation basis of accounting and recording its assets at estimated net realizable value and liabilities at the amount estimated to be paid.

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

        During the nine months ended September 30, 2010, while in the liquidation phase, the Partnership's Net Assets in Liquidation decreased $189,025 mainly as a result of Partnership administration, property management and property sale expenses and cash distributions of net sale proceeds paid to the Partners. During the nine months ended September 30, 2009, while in the liquidation phase, the Partnership's Net Assets in Liquidation decreased $526,693 as a result of decreases in the estimated net realizable values of property and distributions paid to the Partners in excess of cash generated from operating activities.

         One of the Partnership's primary uses of cash is distribution payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter.

       For the nine months ended September 30, 2010 and 2009, the Partnership declared distributions of $103,062 and $106,092, respectively. The Limited Partners received distributions of $102,032 and $102,032 and the General Partners received distributions of $1,030 and $4,060 for the periods, respectively. During the first nine months of 2010 and 2009, the Partnership distributed net sale proceeds of $103,062 and $72,727 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $5.22 and $3.69 per Limited Partnership Unit, respectively. The proceeds were generated from sales completed prior to 2007.
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        With the tenant of the Partnership's two remaining properties failing to pay rent during 2010, the Partnership's only source of income is interest earned on its cash reserve. This income is not sufficient to pay the Partnership's administrative expenses and the property management expenses related to the properties. Therefore, the Partnership will need to use a portion of its cash reserve to pay these expenses until the properties are sold and the Partnership is liquidated. Future distributions declared, if any, prior to the final liquidating distribution, will also be paid from the cash reserve. The cash reserve should be adequate to meet the Partnership's obligations.

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


Dated:  November 10, 2010     AEI Real Estate Fund XVII
                              Limited Partnership
                              By:  AEI Fund Management XVII, Inc.
                              Its: Managing General Partner



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